Form 10QSB
period 2005-09-30
Wallace Mountain Resources Corp.
filed 2005-10-28
CIK 1331427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2005

                        Commission File Number 333-126674


                        WALLACE MOUNTAIN RESOURCES CORP.
                 (Name of small business issuer in its charter)


       Nevada                                                    20-2597168
(State of incorporation)                                (IRS Employer ID Number)


                        #29B Ebony Tower, President Park
                              99 Sukhumvit 24 Road
                             Bangkok 10110 Thailand
                                 +(662)262-9347
          (Address and telephone number of principal executive offices)


                                James B. Parsons
                                Parsons Law Firm
                     2070 Skyline Tower, 10900 NE 4th Street
                               Bellevue, WA 98004
                      Phone (425)451-8036 Fax (425)451-8568
            (Name, address and telephone number of agent for service)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,000,000 shares of Common Stock outstanding as of Sept. 30, 2005.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended September 30, 2005, prepared by the company, immediately follow.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET


                                                                   Unaudited             Audited
                                                                     As of                As of
                                                               September 30, 2005     March 31, 2005
                                                               ------------------     --------------
                                     ASSETS

Current assets
  Cash                                                              $    703             $  5,000
                                                                    --------             --------
      Total current assets                                               703                5,000

Mining Claims                                                             --                   --
                                                                    --------             --------

Total assets                                                        $    703             $  5,000
                                                                    ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $     --             $     --
  Loan payable to a director                                           4,018                   --
                                                                    --------             --------
      Total current liabilities                                        4,018                   --
                                                                    --------             --------

      Total liabilities                                                4,018                   --

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 1,000,000 shares issued and outstanding                 2,600                1,000
  Additional paid-in capital                                          10,400                4,000
  Accumulated deficit                                                (16,315)                  --
                                                                    --------             --------
      Total stockholders' equity                                      (3,315)               5,000
                                                                    --------             --------

      Total liabilities and stockholders' equity                    $    703             $  5,000
                                                                    ========             ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                                                                Period from
                                                                              March 30, 2005
                                                        July 1, 2005         (Date of inception)
                                                          through                 through
                                                     September 30, 2005      September 30, 2005
                                                     ------------------      ------------------
Revenue                                                 $        --             $        --

Operating expenses
  Professional fees                                           1,350                   3,700
  General and administrative                                  2,736                  12,615
                                                        -----------             -----------

      Total operating expenses                                4,086                  16,315
                                                        -----------             -----------

      Loss from operations                                   (4,086)                (16,315)

Other income (expenses):
  Other expense                                                  --                      --
  Interest expense                                               --                      --
                                                        -----------             -----------
      Total other income (expenses)                              --                      --
                                                        -----------             -----------

      Loss before provision for income taxes                 (4,086)                (16,315)

Provision for income taxes                                       --                      --
                                                        -----------             -----------

Net loss                                                $    (4,086)            $   (16,315)
                                                        -----------             -----------

Basic and diluted loss per common share                 $     (0.00)            $     (0.01)
                                                        ===========             ===========
Basic and diluted weighted average
 common shares outstanding                                2,600,000               2,547,826
                                                        ===========             ===========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                    Period from
                                                                                   March 30, 2005
                                                            July 1, 2005        (Date of inception)
                                                              through                 through
                                                         September 30, 2005      September 30, 2005
                                                         ------------------      ------------------
Cash flows from operating activities:
  Net loss                                                   $ (4,086)               $(16,315)
  Adjustments to reconcile net loss to
   changes in operating assets and liabilities:
     Loan payable to a director                                 4,018                   4,018
                                                             --------                --------
        Net cash used by operating activities                     (68)                (12,297)

Cash flows from investing activities:
  Purchase of property and equipment                               --                      --
                                                             --------                --------
        Net cash used by investing activities                      --                      --

Cash flows from financing activities:
  Proceeds from issuance of common stock                           --                  13,000
                                                             --------                --------
        Net cash provided by financing activities                  --                  13,000
                                                             --------                --------

Net increase in cash                                              (68)                    703

Cash, beginning of period                                         771                      --
                                                             --------                --------

Cash, end of period                                          $    703                $    703
                                                             ========                ========

Supplementary cash flow information:
  Cash payments for income taxes                             $     --                $     --
                                                             ========                ========
  Cash payments for interest                                 $     --                $     --
                                                             ========                ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                     Common Stock         Additional                     Total
                                                  -------------------      Paid-in     Accumulated    Stockholders'
                                                  Shares       Amount      Capital       Deficit        Equity
                                                  ------       ------      -------       -------        ------
Balance at March 30, 2005 (Date of inception)          --      $   --      $    --      $     --       $     --

Common Stock Issued for Cash                    1,000,000       1,000        4,000            --          5,000

Net loss                                               --          --           --            --             --
                                               ----------      ------      -------      --------       --------

Balance, March 31, 2005                         1,000,000      $1,000      $ 4,000      $     --       $  5,000
                                               ==========      ======      =======      ========       ========

Common Stock Issued for Mining Claims           1,600,000       1,600        6,400            --          8,000

Net loss                                               --          --           --       (12,229)       (12,229)
                                               ----------      ------      -------      --------       --------

Balance, June 30, 2005                          1,600,000      $2,600      $10,400      $(12,229)      $    771
                                               ==========      ======      =======      ========       ========

Net loss                                               --          --           --        (4,086)        (4,086)
                                               ----------      ------      -------      --------       --------

Balance, September 30, 2005                    $1,600,000      $2,600      $10,400      $(16,315)      $ (3,315)
                                               ==========      ======      =======      ========       ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

     Description of business and history - Wallace Mountain Resources Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "Wallace Mountain") was incorporated in the State of Nevada on March 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

     The  Company  operations  have  been  limited  to  general   administrative
     operations and is considered a (An Exploration Stage Company) company in accordance with Statement of Financial Accounting Standards No. 7.

     MANAGEMENT OF COMPANY - The company filed its articles of incorporation with the Nevada Secretary of State on March 30, 2005, indicating Sandra L. Miller on behalf of Resident Agents of Nevada , Inc. as the sole incorporator. The list of officers filed with the Nevada Secretary of State on April 1, 2005 indicate Robert Gelfand as the President, Secretary, and Treasurer.

     GOING CONCERN - The Company incurred net losses of approximately $16,315 from the period of March 30, 2005 (Date of Inception) through September 30, 2005 and has commenced limited operations, rather, still in the exploration stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     YEAR END - The Company's year end is March 31.

     USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

     NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from March 30, 2005 (Date of Inception) through September 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive. See Note 7 Subsequent Events.

     REVENUE RECOGNITION - The Company has no revenues to date from its operations.

     LEGAL PROCEDURES - The Company is not aware of, nor is it involved in any pending legal proceedings.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and
     Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended September 30, 2005:

                                                                        2005
                                                                     ----------
     Net loss, as reported                                           $  (16,315)
     Add: Stock-based employee compensation expense
          included in reported loss, net of related tax effects              --
     Deduct: Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                      --
                                                                     ----------

          Pro forma net loss                                         $  (16,315)
                                                                     ==========
          Net loss per common share:
              Basic and fully diluted loss per share, as reported    $    (0.00)
                                                                     ==========
              Basic and fully diluted loss per share, pro forma      $    (0.00)
                                                                     ==========

     There were no stock options granted for the period ended September 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of September 30, 2005. See Note 7 Subsequent Events.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

     NEW ACCOUNTING PRONOUNCEMENTS -

     In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

2. PROPERTY AND EQUIPMENT

     As of September 30, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

     The Company has 75,000,000 shares authorized and 2,600,000 issued and outstanding as of September 30, 2005. The issued and outstanding shares were issued as follows:

     1,000,000 common shares were issued to Robert Gelfand on March 30, 2005 in exchange for cash in the amount of $5,000 U.S.

     1,600,000 common shares were issued to Robert Gelfand on April 5, 2005 in exchange for mining claims transferred to the Company at his cost of $8,000 U.S.

4. RELATED PARTY TRANSACTIONS

     Robert Gelfand, the sole officer and director will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

     As of September 30, 2005, there are no other related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. STOCK OPTIONS

     As of September 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

     As of September 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,086 and $16,315 for the three month and six month periods ended September 30, 2005. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of September 30, 2005 the officer and director had loaned the company $4,018, for which there is no specific terms of repayment.

Our net loss for the three and six months ended September 30, 2005 was $4,086 and $16,315, respectively. As we were incorporated on March 30, 2005 there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Wallace Mountain's current cash balance is $703. Until approximately December of 2005, we believe our small cash balance is sufficient to fund limited levels of operations. If we experience a shortage of funds prior to funding we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to Wallace Mountain. In order to achieve our business plan goals, we will need funding. We are an exploration stage company and have generated no revenue to date. We have sold $5,000 in equity securities to pay for our minimum level of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months following our obtaining funding from the sale of equity securities is to complete the first phase of exploration programs on the South Wallace Mountain Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. In addition to the $24,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $16,000 on professional fees, including fees payable in connection with the filing of our registration statement with the Securities and Exchange Commission and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $40,000. We will require the funds from our offering of equity securities to proceed.

PHASE I

The Phase I program will require approximately 3 weeks to complete and will consist of grid emplacement, soil sampling as well as testing the effectiveness of MMI and Biogeochemical methods. An additional 3 weeks will be required to complete analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program.

PERSONNEL:
  Senior Geologist                3 days @ $325.00                                               $   975.00
  Project Geologists              15 days @ $225.00 ea                                             6,750.00
  Prospector & Field Assistant    15 days @ $160.00 ea                                             4,800.00

FIELD COSTS:
  Field Camp and Supplies         30 man/days @ $40.00/m/d
                                  (including camp rental, GPS rental, food, prospecting
                                  and sampling equipment, first aid and chain saw)                 1,200.00
  Field Communications            Long Distance charges Motorola 2 way field radios                  300.00
  Survey Consumables              Sample bags, survey flagging, pickets etc.                         775.00

TRANSPORTATION:
  Truck Rental                    20 days $80.00                                                   1,600.00
    Mob/de-mob                    Vancouver - Beaverdell return (fuel/meals/motel & truck
                                  mileage charges)                                                   400.00

ANALYTICAL:
  Soil Samples                    200 samples @ $9.50/sample (Au + 32 element ICP)                 1,900.00
  MMI / Bio Geochemical           10 samples                                                     $   300.00

OFFICE & ENGINEERING:
   Report Writing                 based on results of Phase I exploration program                  1,600.00
                                  (including field base map and all final maps detailing
                                  geological mapping, sample locations and results,
                                  location of old workings and compilation of results
   Drafting/Cartography           from previous work on property)                                  1,200.00

OVERHEAD & CONTINGENCY                                                                             2,200.00
                                                                                                 ----------

TOTAL ESTIMATE COST OF THE PHASE I EXPLORATION PROGRAM                                           $24,000.00
                                                                                                 ==========

PHASE II:

The Phase II exploration program is contingent on the success of the Phase I program. Mechanical trenching and diamond drilling are foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $100,000.

The above program costs are management's estimates only and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the South Wallace Mountain Project claims.

We plan to commence the phase one exploration program on the claims in spring or summer of 2006, as soon as weather conditions in the area permit. The program should take approximately up to a one month to complete. Following the phase one exploration, we intend to complete a drilling program on the claims. The estimated cost of this program is $80,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data.

Subject to financing, we anticipate commencing the drill program in late summer early autumn of 2006. Follow up drilling would occur in the spring of 2007. While weather may occasionally prevent us from accessing the South Wallace Mountain Project claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration programs. We will require additional funding from the exercise of the warrants associated with our equity securities offering to proceed with any subsequent recommended drilling work on the claims. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the exercise of the warrants to fund any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-126674.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from March 30, 2005 (Date of Inception) through September 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. See Note 7 Subsequent Events.

REVENUE RECOGNITION - The Company has no revenues to date from its operations.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended September 30, 2005:

                                                                        2005
                                                                     ----------
     Net loss, as reported                                           $  (16,315)
     Add: Stock-based employee compensation expense
          included in reported loss, net of related tax effects              --
     Deduct: Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                      --
                                                                     ----------

          Pro forma net loss                                         $  (16,315)
                                                                     ==========
          Net loss per common share:
              Basic and fully diluted loss per share, as reported    $    (0.00)
                                                                     ==========
              Basic and fully diluted loss per share, pro forma      $    (0.00)
                                                                     ==========

There were no stock options granted for the period ended September 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of September 30, 2005. See Note 7 Subsequent Events.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter

4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 "effective for non-monetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-126674, at the SEC website at www.sec.gov:

      Exhibit No.                Description
      -----------                -----------
         3.1        Articles of Incorporation*
         3.2        Bylaws*
         31.1       Sec. 302 Certification of Principal Executive Officer
         31.2       Sec. 302 Certification of Principal Financial Officer
         32.1       Sec. 906 Certification of Principal Executive Officer
         32.2       Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 27, 2005               Wallace Mountain Resources Corp., Registrant


                               By: /s/ Robert Gelfand
                                   ---------------------------------------------
                                   Robert Gelfand, President and Chief
                                   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 27, 2005               Wallace Mountain Resources Corp., Registrant


                               By: /s/ Robert Gelfand
                                   ---------------------------------------------
                                   Robert Gelfand, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer