Form 10QSB/A
period 2005-09-30
Wallace Mountain Resources Corp.
filed 2005-12-09
CIK 1331427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

There were 2,600,000 shares of Common Stock outstanding as of Sept. 30, 2005.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended September 30, 2005, prepared by the company, immediately follow.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET


                                                                   Unaudited             Audited
                                                                     As of                As of
                                                               September 30, 2005     March 31, 2005
                                                               ------------------     --------------
                                     ASSETS

Current assets
  Cash                                                              $    703             $  5,000
                                                                    --------             --------
      Total current assets                                               703                5,000

Mining Claims                                                             --                   --
                                                                    --------             --------

Total assets                                                        $    703             $  5,000
                                                                    ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $     --             $     --
  Loan payable to a director                                           4,018                   --
                                                                    --------             --------
      Total current liabilities                                        4,018                   --
                                                                    --------             --------

      Total liabilities                                                4,018                   --

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 2,600,000 and 1,000,000 shares issued and
   outstanding as of September 30, 2005 and March 31, 2005             2,600                1,000
  Additional paid-in capital                                          10,400                4,000
  Accumulated deficit                                                (16,315)                  --
                                                                    --------             --------
      Total stockholders' equity                                      (3,315)               5,000
                                                                    --------             --------

      Total liabilities and stockholders' equity                    $    703             $  5,000
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
                                                             ========                ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                     Common Stock         Additional                     Total
                                                  -------------------      Paid-in     Accumulated    Stockholders'
                                                  Shares       Amount      Capital       Deficit        Equity
                                                  ------       ------      -------       -------        ------
Balance at March 30, 2005 (Date of inception)          --      $   --      $    --      $     --       $     --

Common Stock Issued for Cash                    1,000,000       1,000        4,000            --          5,000

Net loss                                               --          --           --            --             --
                                               ----------      ------      -------      --------       --------

Balance, March 31, 2005                         1,000,000      $1,000      $ 4,000      $     --       $  5,000
                                               ==========      ======      =======      ========       ========

Common Stock Issued for Mining Claims           1,600,000       1,600        6,400            --          8,000

Net loss                                               --          --           --       (12,229)       (12,229)
                                               ----------      ------      -------      --------       --------

Balance, June 30, 2005                          2,600,000      $2,600      $10,400      $(12,229)      $    771
                                               ==========      ======      =======      ========       ========

Net loss                                               --          --           --        (4,086)        (4,086)
                                               ----------      ------      -------      --------       --------

Balance, September 30, 2005                     2,600,000      $2,600      $10,400      $(16,315)      $ (3,315)
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
                                                                                                 ==========

PHASE II:

The Phase II exploration program is contingent on the success of the Phase I program. Mechanical trenching and diamond drilling are foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $80,000.

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

December 8, 2005               Wallace Mountain Resources Corp., Registrant


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

December 8, 2005               Wallace Mountain Resources Corp., Registrant


                               By: /s/ Robert Gelfand
                                   ---------------------------------------------
                                   Robert Gelfand, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer