Form 10QSB
period 2005-12-31
Wallace Mountain Resources Corp.
filed 2006-02-09
CIK 1331427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended December 31, 2005

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

There were 3,400,000 shares of Common Stock outstanding as of Dec. 31, 2005.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 9 months ended December 31, 2005, prepared by the company, immediately follow.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET

                                                                 Unaudited            Audited
                                                                   As of               As of
                                                             December 31, 2005     March 31, 2005
                                                             -----------------     --------------
                                     ASSETS

Current assets
  Cash                                                             $ 39,568           $  5,000
                                                                   --------           --------
      Total current assets                                           39,568              5,000

Mining Claims                                                            --                 --
                                                                   --------           --------

Total assets                                                       $ 39,568           $  5,000
                                                                   ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $     --           $     --
  Loan payable to a director                                          5,268                 --
                                                                   --------           --------
      Total current liabilities                                       5,268                 --
                                                                   --------           --------

      Total liabilities                                               5,268                 --

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 3,400,000 and 1,000,000 shares issued and
   outstanding as of December 31, 2005 and March 31, 2005             3,400              1,000
  Additional paid-in capital                                         49,600              4,000
  Accumulated deficit                                               (18,700)                --
                                                                   --------           --------
      Total stockholders' equity                                     34,300              5,000
                                                                   --------           --------

      Total liabilities and stockholders' equity                   $ 39,568           $  5,000
                                                                   ========           ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                                                                 Unaudited
                                                                                Period from
                                                         Unaudited             March 30, 2005
                                                      October 1, 2005        (Date of inception)
                                                          through                 through
                                                     December 31, 2005        December 31, 2005
                                                     -----------------        -----------------
Revenue                                                $        --              $        --

Operating expenses
  Professional fees                                             --                    3,700
  General and administrative                                 2,385                   15,000
                                                       -----------              -----------

      Total operating expenses                               2,385                   18,700
                                                       -----------              -----------

      Loss from operations                                  (2,385)                 (18,700)

Other income (expenses):
  Other expense                                                 --                       --
  Interest expense                                              --                       --
                                                       -----------              -----------
      Total other income (expenses)                             --                       --
                                                       -----------              -----------

      Loss before provision for income taxes                (2,385)                 (18,700)
Provision for income taxes                                      --                       --
                                                       -----------              -----------

Net loss                                               $    (2,385)             $   (18,700)
                                                       -----------              -----------

Basic and diluted loss per common share                $     (0.00)             $     (0.01)
                                                       ===========              ===========
Basic and diluted weighted average
 common shares outstanding                               2,869,565                2,655,072
                                                       ===========              ===========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Common Stock          Additional                    Total
                                                    --------------------      Paid-in     Accumulated   Stockholders'
                                                    Shares        Amount      Capital       Deficit        Equity
                                                    ------        ------      -------       -------        ------
Balance at March 30, 2005 (Date of inception)             --      $   --      $    --      $     --       $     --

Common Stock Issued for Cash                       1,000,000       1,000        4,000            --          5,000

Net loss                                                  --          --           --            --             --
                                                   ---------      ------      -------      --------       --------

Balance, March 31, 2005                            1,000,000      $1,000      $ 4,000      $     --       $  5,000
                                                   =========      ======      =======      ========       ========

Common Stock Issued for Mining Claims              1,600,000       1,600        6,400            --          8,000

Net loss                                                  --          --           --       (12,229)       (12,229)
                                                   ---------      ------      -------      --------       --------

Balance, June 30, 2005                             2,600,000      $2,600      $10,400      $(12,229)      $    771
                                                   =========      ======      =======      ========       ========

Net loss                                                  --          --           --        (4,086)        (4,086)
                                                   ---------      ------      -------      --------       --------

Balance, September 30, 2005                        2,600,000      $2,600      $10,400      $(16,315)      $ (3,315)
                                                   =========      ======      =======      ========       ========

Common Stock Issued for Cash December 1, 2005        800,000         800       39,200            --         40,000

Net loss                                                  --          --           --        (2,385)        (2,385)
                                                   ---------      ------      -------      --------       --------

Balance, December 31, 2005                         3,400,000      $3,400      $49,600      $(18,700)      $ 34,300
                                                   =========      ======      =======      ========       ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                  Unaudited
                                                                                 Period from
                                                           Unaudited            March 30, 2005
                                                        October 1, 2005      (Date of inception)
                                                            through                through
                                                       December 31, 2005      December 31, 2005
                                                       -----------------      -----------------
Cash flows from operating activities:
  Net loss                                                 $ (2,385)              $(18,700)
  Adjustments to reconcile net loss to
  Changes in operating assets and liabilities:
  Loan payable to a director                                  1,250                  4,018
                                                           --------               --------
      Net cash used by operating activities                  (1,135)               (14,682)

Cash flows from investing activities:
  Purchase of property and equipment                             --                     --
                                                           --------               --------
      Net cash used by investing activities                      --                     --

Cash flows from financing activities:
  Proceeds from issuance of common stock                     40,000                 53,000
                                                           --------               --------
      Net cash provided by financing activities              40,000                 53,000
                                                           --------               --------

Net increase in cash                                         38,865                 38,318

Cash, beginning of period                                       703                     --
                                                           --------               --------

Cash, end of period                                        $ 39,568               $ 38,318
                                                           ========               ========

Supplementary cash flow information:
  Cash payments for income taxes                           $     --               $     --
                                                           ========               ========
  Cash payments for interest                               $     --               $     --
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

   GOING CONCERN - The Company incurred net losses of approximately $18,700 from the period of March 30, 2005 (Date of Inception) through December 31, 2005 and has commenced limited operations, rather, still in the exploration stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from March 30, 2005 (Date of Inception) through December 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive. See Note 7 Subsequent Events.

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

   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended December 31, 2005:

                                                                         2005
                                                                       --------
      Net loss, as reported                                            $(18,700)
      Add:    Stock-based employee compensation expense
              included in reported loss, net of related tax effects          --
      Deduct: Total stock-based employee compensation
              expense determined under fair value based methods
              for all awards, net of related tax effects                     --
                                                                       --------

           Pro forma net loss                                          $(18,700)
                                                                       ========
      Net loss per common share:
        Basic and fully diluted loss per share, as reported            $  (0.00)
                                                                       ========
        Basic and fully diluted loss per share, pro forma              $  (0.00)
                                                                       ========

   There were no stock options granted for the period ended December 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of December 31, 2005. See Note 7 Subsequent Events.

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

2. PROPERTY AND EQUIPMENT

   As of December 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 75,000,000 shares authorized and 3,400,000 issued and outstanding as of December 31, 2005. The issued and outstanding shares were issued as follows:

   1,000,000 common shares were issued to Robert Gelfand on March 30, 2005 in exchange for cash in the amount of $5,000 U.S.

   1,600,000 common shares were issued to Robert Gelfand on April 5, 2005 in exchange for mining claims transferred to the Company at his cost of $8,000 U.S.

   800,000 units were issued to 26 investors in the Company's SB-2 offering for the aggregate sum of $40,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on September 27, 2005 and completed in December 2005. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share for a period of two years from the date of the offering.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. RELATED PARTY TRANSACTIONS

   As of December 31, 2005, there is a related party transaction in the amount of $5,268 between the Company and an officer for Company operations. No other related party transactions exists than those mentioned in Note 3 - Stockholder's Equity or above.

5. STOCK OPTIONS

   As of December 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

   As of December 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,385 and $18,700 for the three month and nine month periods ended December 31, 2005. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of December 31, 2005 the officer and director had loaned the company $5,268, for which there is no specific terms of repayment.

Our net loss for the three and nine months ended December 31, 2005 was $2,385 and $18,700, respectively. As we were incorporated on March 30, 2005 there are no comparative figures from previous years.

Cash provided by financing activities for the three and nine months ended December 31, 2005 was $40,000, resulting from the sale of our common stock in an initial public offering, which was completed in December 2005.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Wallace Mountain's current cash balance is $39,568. Until approximately December of 2006, we believe our cash balance is sufficient to fund our operations. If we experience a shortage of funds prior to realizing revenues or obtaining funds pursuant to the exercise of warrants, we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for operating costs, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to Wallace Mountain. We are an exploration stage company and have generated no revenue to date. We have sold $45,000 in equity securities to pay for our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the South Wallace Mountain Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. In addition to the $24,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $16,000 on professional fees, including complying with reporting obligations as required by the Securities and Exchange Commission and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $40,000.

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

PERSONNEL:
  Senior Geologist                3 days @ $325.00                                               $   975.00
  Project Geologists              15 days @ $225.00 ea                                             6,750.00
  Prospector & Field Assistant    15 days @ $160.00 ea                                             4,800.00

FIELD COSTS:
  Field Camp and Supplies         30 man/days @ $40.00/m/d
                                  (including camp rental, GPS rental, food, prospecting
                                  and sampling equipment, first aid and chain saw)                 1,200.00
  Field Communications            Long Distance charges Motorola 2 way field radios                  300.00
  Survey Consumables              Sample bags, survey flagging, pickets etc.                         775.00

TRANSPORTATION:
  Truck Rental                    20 days $80.00                                                   1,600.00
  Mob/de-mob                      Vancouver - Beaverdell return (fuel/meals/motel & truck
                                  mileage charges)                                                   400.00

ANALYTICAL:
  Soil Samples                    200 samples @ $9.50/sample (Au + 32 element ICP)                 1,900.00
  MMI / Bio Geochemical           10 samples                                                     $   300.00

OFFICE & ENGINEERING:
  Report Writing                  based on results of Phase I exploration program                  1,600.00
  Drafting/Cartography            (including field base map and all final maps detailing
                                  geological mapping, sample locations and results,
                                  location of old workings and compilation of results
                                  from previous work on property)                                  1,200.00

OVERHEAD & CONTINGENCY                                                                             2,200.00
                                                                                                 ----------

TOTAL ESTIMATE COST OF THE PHASE I EXPLORATION PROGRAM                                           $24,000.00
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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of December 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-126674.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from March 30, 2005 (Date of Inception) through December 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. See Note 7 Subsequent Events.

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

Stock-Based Compensation", to stock-based employee compensation for the period ended December 31, 2005:

                                                                         2005
                                                                       --------
    Net loss, as reported                                              $(18,700)
    Add:    Stock-based employee compensation expense
            included in reported loss, net of related tax effects            --
    Deduct: Total stock-based employee compensation
            expense determined under fair value based methods
            for all awards, net of related tax effects                       --
                                                                       --------

         Pro forma net loss                                            $(18,700)
                                                                       ========
    Net loss per common share:
      Basic and fully diluted loss per share, as reported              $  (0.00)
                                                                       ========
      Basic and fully diluted loss per share, pro forma                $  (0.00)
                                                                       ========

There were no stock options granted for the period ended December 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of December 31, 2005. See Note 7 Subsequent Events.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-126674, at the SEC website at www.sec.gov:

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

A Form 8-K was filed on October 21, 2005 to report a change to the Company's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2006               Wallace Mountain Resources Corp., Registrant


                               By: /s/ Robert Gelfand
                                  -----------------------------------
                                  Robert Gelfand, President and Chief
                                  Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 9, 2006               Wallace Mountain Resources Corp., Registrant


                               By: /s/ Robert Gelfand
                                  -----------------------------------
                                  Robert Gelfand, President, Chief
                                  Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer