Form 10KSB
period 2006-03-31
Wallace Mountain Resources Corp.
filed 2006-06-19
CIK 1331427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2006

                        Commission File Number 333-126674


                        WALLACE MOUNTAIN RESOURCES CORP.
                 (Name of Small Business Issuer in Its Charter)


           NEVADA                                                20-2597168
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


   #29B Ebony Tower, President Park
        99 Sukhumvit 24 Road
       Bangkok 10110 Thailand                 +(662)262-9347     (214)594-6128
(Address of principal Executive Offices)    (Telephone Number)    (Fax Number)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

As of March 31, 2006, the registrant had 3,400,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              11
Item 3.  Legal Proceedings                                                    11
Item 4.  Submission of Matters to a Vote of Securities Holders                11

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                 12
Item 6.  Management's Discussion of Analysis or Plan of Operation             13
Item 7.  Financial Statements                                                 19
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  19
Item 8A. Controls and Procedures                                              19

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons         19
Item 10. Executive Compensation                                               21
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          22
Item 12. Certain Relationships and Related Transactions                       22
Item13.  Exhibits                                                             23
Item 14. Principal Accountant Fees and Services                               23

Signatures                                                                    23

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

The one property in the Company's portfolio is the South Wallace Mountain Project, consisting of 18 unit mineral claims having a total surface area of approximately 946 acres.

At the current time the property is without known reserves and the proposed program is exploratory in nature. We have paid a $3,000 retainer to the geologist to commence the Phase 1 exploration work on the claim. The cost of the exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. As noted in the History of Previous Work subsection, there are underground workings that were emplaced approximately 50-90 years ago. If they have not completely collapsed they will still not be safe to enter without proper engineering inspection.

Hydro electrical power lines that supply power to the town of Beaverdell are located approximately 300 yards west of the western claim boundary. The initial exploration will not be heavily dependent on electrical power but will be supported by generators.

Water required for exploration and development of the claims is available from the West Kettle River (which is located approximately 350 yards west of the property and also from Dominion Creek, located immediately east of the property.

The Phase I exploration program will require approximately 3 weeks to complete and will consist of grid emplacement, soil sampling as well as testing the effectiveness of MMI and Bio-geochemical methods. An additional 3 weeks will be required to complete analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program. We have commenced Phase 1 of the exploration program but have received no results as of this date.

The Phase II exploration program is contingent upon the success of the Phase I program and our ability to raise additional funds to cover the costs. Mechanical trenching and diamond drilling are foreseen to be the logical next step. The minimum estimated cost of the Phase II program is $100,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data. Based on previous work it appears the Property contains "vein hosted mineralization". In general we would like to have indications that the mineralization within the veins is worth at least US $100 per ton (gross metal value) to further explore/develop the claims. If a large mineralized vein system is present the project could be developed on a large scale and conversely if a smaller mineralization vein system is present then the property could be developed on a smaller scale.

In the event that a mineral body that is amiable to bulk mining (open pit) style development is located then we estimate the mineralization should be worth at least $US 10 per ton (gross metal value).

The discussions contained herein are management's estimates only. Because we have only recently commenced our Phase 1 exploration work and have received no results as yet, we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding from the exercise of the warrants to proceed with any subsequent work on the claims if mineralization is found in Phase 1.

Based on previous work, there are three main areas of mineralization discovered within the project to date. The results of analytical results of samples collected during the previous work are helpful as they provide some indication as to the grades and location of minerals present on the claims, though there is no guarantee the previous work will result in any exploitable mineral deposits.

Our exploration work will initially investigate these areas and try to locate any extensions of mineralization at these areas. We will also try to determine if there is a relationship between the three areas and if there is further mineralization located within the area between the 3 mineralized zones.

THE THREE ZONES OF THE PROPERTY

The Scandie Zone consists of two quartz veins that contain high-grade silver with lead and zinc that have been worked intermittently since the early 1900's. A total of 344 feet of underground tunnels have been developed on this lode. A six and a half (6 1/2) foot long sample of the ore yielded 154.8 oz/Ton Silver, 24% Zinc, 10.5% Lead and 0.54% Copper.

The Dell and Dominion Zones were discovered in the early 1980's and both zones contain copper, gold and silver mineralization occurring within shear (fault) zones. Grades of 1.45 oz/Ton Gold, 11.0% Copper and 3.65 oz/Ton Silver across 4 inches of chalcopyrite and pyrite within grey quartz were obtained. Limited trenching and diamond drilling at both zones met with mixed results. The two zones are located more than 6,000 feet apart along the same or parallel shear zones. The area between the two zones is highly prospective for the discovery of additional mineralization.

During 1951 and 1960 nine (9) tons of ore was shipped from the Scandie Zone. The shipments yielded 498 oz of silver, 635 pounds of lead and 1,290 pounds of zinc. The calculated grade for these shipments is 55.3 oz/Ton Silver, 3.5% Lead and 7.2% Zinc.

ACQUISITION OF SOUTH WALLACE MOUNTAIN PROJECT

The claims are currently held in trust in the name of our president, Robert Gelfand, whom we acquired them from on April 5, 2005 for 1,600,000 common shares of our stock with a deemed value of $.005 per share or an aggregate amount of $8,000 USD. The claim was purchased by Robert Gelfand from Madman Mining Co. Ltd., an unrelated mining property vendor, on April 5, 2005 for $10,000 Canadian (approximately $8,000 USD).

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to our president and director, Robert Gelfand, who holds the claim in trust for the Company. In order to retain title to the property exploration work in the amount CDN $1,800 must be completed and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). If work is completed, in any one year (using a year based on the staking date of the claim - in this case March 26), in a greater amount than $1,800 then the excess work can be applied towards future years exploration requirements. The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work. Alternatively the company can pay "cash in lieu" which is also $1,800 per year with a 10% filing fee.

LOCATION AND ACCESS

The South Wallace Property is located 180 miles (290 km) east of Vancouver, near Beaverdell on the eastern valley slope of the West Kettle River. The property is in the Greenwood Mining Division, and is centered at approximately 49O24'N latitude and 119o05'W longitude on NTS Map Sheet 82 E/6E and alternatively on BC TRIM map 082E035. Beaverdell lies 3 miles (5km) to the north, on Highway 33; Kelowna and the junction with Highway 97 lies some 50 miles (80km) to the north, while Rock Creek and the junction of Highways 3 and 33 is 27 miles (45km) to the south. A network of secondary roads and ATV trails access most parts of the Property. Initially exploration crews will drive to the property boundaries by pick-up truck and from there either walk or use an ATV (Quad or four-wheeler) to go through the property.

PHYSIOGRAPHY

The property is situated within the Monashee Mountains of the Southern Interior Physiographic Region, and elevations range from 3,000 feet (915m) along the western edge of the claim to 4,500 feet (1,370m) at the extreme southeastern point of the claim.

Slopes within the claim area are generally steep except for the height of land, within the southeastern area of the property, where gently rounded hilltops are present. Vegetation consists mainly of fir, larch and pine, much of it mature second growth. Some of the area has been recently logged. There is relatively little underbrush, and open grassy areas are not uncommon.

The outcrop of the underlying rock units is fairly good throughout the project. It is estimated that approximately 30% of the project contains good rock exposure (they are exposed at the surface) making it easier to identify them and any mineralized zone they may contain. The other 70% of the project is covered by a layer of soil and loose rock/gravel of varying thickness, which makes it harder to locate mineralized zones. We will use geochemical samples (detects minerals that leach/leak from underlying rocks) and then trench or drill through the covering dirt to test the zones.

The climate features warm summers and mild winters. The West Kettle Valley is fairly dry in the summers, although not as dry as the Okanagan valley to the west. Average yearly precipitation is 20 inches (50cm). A snow pack of 3-5 feet (1-1.5m) begins to accumulate in November and lingers in places into May. The recommended field season for initial phases of exploration is from early May to late November. Drilling and underground development can be carried out on a year-round basis with the aid of a bulldozer to keep access roads snow-free.

HISTORY OF PREVIOUS WORK

Previous work completed within the current claim boundaries is helpful, as it has already found three areas that contain mineralization. The results of analytical results of samples collected during the previous work are also helpful as they provide some indication as to the grades and location of minerals present on the claims, though there is no guarantee the previous work will result in any exploitable mineral deposits.

Our exploration work will initially investigate these areas and try to locate any extensions of mineralization at these areas. We will also try to determine if there is a relationship between the three areas and if there is further mineralization located within the area between the 3 mineralized zones.

The South Wallace Mountain Project is located within the southern area of the historic Beaverdell Mining Camp. Exploration in the camp dates to the late 1880's, with the discovery of silver on Wallace Mountain in 1897, and production of silver from as early as 1901. The Highland Bell Mine silver mine was in continuous production for 76 years (1913 to 1989). At closure in 1989, the mine had produced a total of over 46 million ounces of Silver, 12,500 tons of Lead and 15,000 tons of Zinc as well as minor amounts of Cd, Cu and Au.

The first documented exploration of the project area is in 1916, when the owner of the Scandie claim leased it to a mining company which started development of the silver, lead ore occurring at the zone.

In 1917, underground development consisting of a 40-foot tunnel, a 10-foot winze and numerous trenches, open-cuts and stripping were also completed.

In 1918 an additional 89 feet of underground development and more surface trenching was completed.

No further records are found until 1951 when 3.5 tons of ore was shipped by a local miner, Mr. D. Hood.

In 1960, Silver Scandie Mines Ltd., held the ground and another 5.5 tons of ore was shipped. The upper adit was driven an additional 88 feet. A new lower adit was also driven 154 feet.

In 1982 - 1983 Canstat Petroleum Resources Corp. completed limited soil geochemical sampling, trenching and shallow diamond drilling and discovered the mineralization at the Dell and Dominion Zones.

There is no record of further activity within the project area from 1983 to present.

It is presumed that the underground tunnels are collapsed and inaccessible, at the very least they would be unsafe to enter without proper inspection/repair. The trenches completed in the early part of the 1900's will be sloughed and would require digging out. The trenches completed during the 1980s would also be sloughed, although to a lesser extent, and would also require digging out to resample and map.

PROPERTY GEOLOGY AND MINERALIZATION

The South Wallace Mountain Project is underlain by West Kettle granodiorite. A body of Permian age metamorphosed volcanic rocks is located immediately to the east of the project. The granodiorite, near the contact with the volcanic rocks, is altered. Some hornfels and younger hornblende porphyry dykes occur within the project. The relationship between the altered granodiorite and the porphyry dykes to the mineralization is unknown at this time.

Generally east to west trending, quartz filled, faults/shear zones cut the underlying rocks. All of the mineralization discovered to date occurs either within, or immediately adjacent to, these fault/shear zones.

SCANDIE ZONE

The Scandie Zone is located within the northeastern quadrant of the project on the western valley wall of Dominion Creek. The showing is centered approximately 6,500 feet due east from the Dell Zone and approximately 3,500 feet north of the Dominion Zone at an elevation of 4,300 feet.

Two sets of mineralized quartz veins have been discovered in this area, one strikes 270o and dips 60 to 70 degrees north, and the second set strikes 100o and dips 70o south. Both occupy a locally silicified east-trending shear zone. An alteration halo consisting of chlorite, clay minerals and epidote extends up to 10 inches on either side of the veins. The veins themselves are generally 1 to 2 feet in width, although locally can be as wide as 6 feet.

Two adits follow the mineralization; the upper adit is 190 feet in length and the lower adit is 154 feet in length. Historic records indicate that 9 tons of ore was shipped from the property.

In 1982 a trench uncovered mineralization consists of galena, sphalerite, pyrite and chalcopyrite and occurs within quartz veins. A six and a half (6 1/2) foot long sample of this material yielded 154.8 oz/Ton Silver, 24% Zinc, 10.5% Lead and 0.54% Copper.

The 9 tons of ore shipped in 1951 and 1960 yielded 498 oz of silver, 635 pounds of lead and 1,290 pounds of zinc. The calculated grade for these shipments is
55.3 oz/Ton Silver, 3.5% Lead and 7.2% Zinc.

DELL ZONE

The Dell Zone is located within the northwestern quadrant of the project.

During 1982 and 1983, five trenches were dug to investigate the source of a copper in soil geochemical anomaly discovered the previous year. The trenches uncovered gold, copper and silver mineralization occurring within an east-trending shear (fault) zone cutting a unit of altered granite. Copper staining, pyrite and chalcopyrite were present in both the veins and the wall rock.

The trenching uncovered an area approximately 35 feet long and 20 feet wide that contained strong mineralization. Sample values of the area include, 1.45 oz/Ton Gold, 11.0% Copper and 3.65 oz/Ton Silver across 4 inches of chalcopyrite and pyrite in grey quartz collected in "Trench 5".

In 1983 five shallow diamond drill holes were competed to test a portion of the zone. The best drill intersection from this program was obtained from under Trench 5. This returned 0.12 oz/Ton Gold, 0.52% Copper and 0.32 oz/Ton Silver across an eight (8) inch interval.

It is apparent that samples were only collected over narrow widths across the most mineralized vein material. Longer sample intervals should be considered to investigate the potential for a wide/larger mineralized target.

DOMINION ZONE

The showing is located in the southeastern corner of the project at an elevation of 4,000 feet, on the crest of an un-named ridge overlooking the Dominion Creek valley.

Copper staining, occurring within narrow quartz filled shear zones was discovered in the early 1980's within this area. Subsequently, two trenches and three shallow diamond-drill holes were completed to test the shear zone thought to be controlling the mineralization.

Although trench samples were encouraging, returning anomalous values of silver, the drilling failed to return any economic grades.

COMPETITION

The mining industry is highly fragmented. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the Claims. Readily available commodities markets exist in Canada and around the world for the sale of gold and other minerals. Therefore, we will likely be able to sell any gold or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling - a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew/equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - equip/crew)

In order to retain title to the property, exploration work in the amount CDN $1,800 must be completed and filed with the BCDM. If work is completed, in any one year (using a year based on the staking date of the claim - in this case March 26), in a greater amount than $1,800 then the excess work can be applied towards future years' exploration requirements. The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work. Alternatively the company can pay "cash in lieu" which is also $1,800 per year with a 10% filing fee.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for its products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. The geology report and history of the claims were included in the $8,000 payment for the claims and not itemized as a separate cost.

NUMBER OF EMPLOYEES

Our only employee is our officer who currently devotes 5-7 hours per week to company matters and if exploitable minerals are found on our claim he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement becomes effective, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently uses the space at the premises of the sole officer and director of the Company, Robert Gelfand, on a rent free basis. The premises are located at #29B Ebony Tower, President Park, 99 Sukhumvit 24 Road, Bangkok 10110 Thailand. The facilities include an answering machine, a fax machine, computer and office equipment, as well as access to onsite meeting room facilities. The Company intends to use these facilities for the time being until it feels it has outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended March 31, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We have obtained a listing to have our shares quoted on the OTC Electronic Bulletin Board (OTCBB). On March 8, 2006 we were cleared for trading under the symbol WMTN. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of the date of this filing, there has been no trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Wallace Mountain had 27 shareholders of record.

In December 2005, 800,000 units were issued to 26 investors in our SB-2 offering for the aggregate sum of $40,000 in cash. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008.

SHARES AVAILABLE UNDER RULE 144

On March 30, 2005, a total of 1,000,000 shares of Common Stock were issued in exchange for organizational services and expenses, proprietary rights, business plans, and cash in the amount of $5,000 U.S., or $.005 per share. On April 5, 2005, a total of 1,600,000 shares of Common Stock were issued in exchange for mining claims valued in the amount of $8,000 U.S., or $.005 per share. All 2,600,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1). At the present time, the resale or transfer of the restricted shares of Common Stock is not permissible. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $20,754 for the year ended March 31, 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of March 31, 2006 the officer and director had loaned the company $1,123, for which there is no specific terms of repayment.

Cash provided by financing activities for the year ended March 31, 2006 was $40,000, resulting from the sale of our common stock in an initial public offering, which was completed in December 2005.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Wallace Mountain's current cash balance is $30,494. Until approximately December of 2006, we believe our cash balance is sufficient to fund our operations. If we experience a shortage of funds prior to realizing revenues or obtaining funds pursuant to the exercise of warrants, we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for operating costs, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to Wallace Mountain. We are an exploration stage company and have generated no revenue to date. We have sold $45,000 in equity securities to pay for our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from March 30, 2005 (Date of Inception) through March 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. See Note 7 Subsequent Events.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended March 31, 2006:

                                                                        2006
                                                                     ----------

     Net loss, as reported                                           $  (20,754)
     Add:    Stock-based employee compensation expense
             included in reported loss, net of related tax effects           --
     Deduct: Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                      --
                                                                     ----------

          Pro forma net loss                                         $  (20,754)
                                                                     ==========
          Net loss per common share:
            Basic and fully diluted loss per share, as reported      $    (0.00)
                                                                     ==========
            Basic and fully diluted loss per share, pro forma        $    (0.00)
                                                                     ==========

There were no stock options granted for the period ended March 31, 2006. As of March 31, 2006 there are a total of 800,000 Common Stock Purchase Warrants with each Warrant entitling the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008. There are additionally no other written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of March 31, 2006. See Note 7 Subsequent Events.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the South Wallace Mountain Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. In addition to the $24,000 we anticipate spending for Phase I of the exploration program as outlined below ($3,000 which has been paid to the geologist to commence Phase 1) we anticipate spending an additional $9,000 on professional fees, including complying with reporting obligations as required by the Securities and Exchange Commission and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $30,000.

PHASE I

The Phase I program will require approximately 3 weeks to complete and will consist of grid emplacement and soil sampling, as well as testing the effectiveness of MMI and Biogeochemical methods. An additional 3 weeks will be required to complete analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program.

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

The above program costs are management's estimates only and the actual project costs may exceed our estimates. We have only recently commenced exploration on the South Wallace Mountain Project claims and have no results from the geologist.

The program should take approximately up to a one month to complete. Following the phase one exploration, we intend to complete a drilling program on the claims. The estimated cost of this program is $80,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data.

Subject to financing, we anticipate commencing the drill program in late summer early autumn of 2006. Follow up drilling would occur in the spring of 2007. While weather may occasionally prevent us from accessing the South Wallace Mountain Project claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn. We have paid a $3,000 retainer to Madman Mining Company, Ltd. to commence Phase 1 of our exploration program. We will require additional funding from the exercise of the warrants associated with our equity securities offering to proceed with any subsequent recommended drilling work on the claims. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the exercise of the warrants to fund any work after the first phase of the exploration program.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements of Wallace Mountain Resources Corp. for the year ended March 31, 2006, and related notes, which are included in this report have been examined by DeJoya, Griffith and Associates, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Wallace Mountain Resources Corp., whose one year term will expire 4/15/07, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age      Position     Date First Elected   Term Expires
--------------           ---      --------     ------------------   ------------
Robert Gelfand           40       President,       03/30/05          04/15/07
#29B Ebony Tower                  Secretary,
President Park                    Treasurer,
99 Sukhumvit 24 Road              CFO, CEO &
Bangkok 10110 Thailand            Director

The foregoing person is a promoter of Wallace Mountain, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The director and officer currently devote an immaterial amount of time, approximately 5 to 7 hours per week, to manage the business affairs of our company. If exploitable minerals are found on our claim, Mr. Gelfand intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

RESUME

ROBERT GELFAND has been the President, CEO, Treasurer, CFO, Secretary, and Director of the Company since inception. From July 1996 to the present he has been a Director of StarAsia Capital Inc., a venture capital company for emerging growth companies in Bangkok, Thailand. From April 1999 to January 2001 he was a Director and Officer of Never Miss A Call, Inc., a publicly-traded Nevada corporation, that operated an automated voice answering service in Vancouver, BC, Canada. From August 1998 to April 1999 he was a Director and Officer of

Pac-Rim Consulting, Inc., a publicly-traded Nevada corporation, that offered consulting services providing guidance in real estate transactions for investors in SE Asia looking to purchase real estate in Canada located in Vancouver, BC, Canada. From September 1997 to January 1999 he was a Director and Officer of Meximed Industries, a publicly-traded Nevada corporation, that was a medical supplies distributor based out of Vancouver, BC.

Mr. Gelfand holds a Bachelor of Commerce Degree (Finance major) from The University of British Columbia, in Vancouver, BC, Canada where he received it in 1989. Mr. Gelfand also holds the Chartered Financial Analyst designation (CFA) which he received from the CFA Institute in Charlottesville, Virginia. He intends to devote his time as required to the business of the Company.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, our officer and director is not being compensated for his services during the development stage of our business operations.

He is reimbursed for any out-of-pocket expenses he may incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, our officer and director is not party to any employment agreements.

                           Summary Compensation Table

                                                Other
Name &                                          Annual       Restricted                           All Other
Principal                                       Compen-        Stock        Options       LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
R. Gelfand       2006       -0-        -0-         -0-           -0-           -0-         -0-         -0-
President        2005       -0-        -0-         -0-           -0-           -0-         -0-         -0-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Wallace Mountain's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

         Name and
        Address of                          No. of            Percentage
     Beneficial Owner(1)                    Shares           of Ownership:
     -------------------                    ------           -------------
     Robert Gelfand                       2,600,000              76%
     #29 Ebony Tower
     President Park
     99 Sukhumvit 24 Road
     Bangkok 10110 Thailand

     All Officers and
     Directors as a Group                 2,600,000              76%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Gelfand, the officer and director of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

As of March 31, 2006, a loan payable in the amount of $1,123 was due Robert Gelfand, the officer and director. We have not established any specific terms of repayment and it is a non-interest bearing loan.

On March 30, 2005, a total of 1,000,000 shares of Common Stock were issued in exchange for organizational services and expenses, proprietary rights, business plans, and cash in the amount of $5,000 U.S., or $.005 per share. On April 5, 2005, a total of 1,600,000 shares of Common Stock were issued in exchange for mining claims valued in the amount of $8,000 U.S., or $.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by officers and directors of the Company. (See "Principal Stockholders".)

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

       Exhibit
        Number                          Description
        ------                          -----------
     Exhibit 31.1      302 Certification of Chief Executive Officer
     Exhibit 31.2      302 Certification of Chief Financial Officer
     Exhibit 32.1      906 Certification of Chief Executive Officer
     Exhibit 32.2      906 Certification of Chief Financial Officer

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $5,825 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2006.

For the year ended March 31, 2005, there were no audit services, audit-related services, tax services or other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Robert Gelfand                                               June 17, 2006
-------------------------------------                            -------------
Robert Gelfand, President                                             Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Wallace Mountain Resources Corp
(A Development Stage Company)
Bangkok, Thailand 10110

We have audited the accompanying balance sheets of Wallace Mountain Resources Corp. (A Developmental Stage Company) as of March 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2006 and for the period from March 30, 2005(Inception) through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Wallace Mountain Resources Corp. as of March 31, 2005. Those statements were audited by other auditors' whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included in the period ending March 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended March 31, 2006, and for the period from March 30, 2005 (Inception) through March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
---------------------------------------
De Joya Griffith & Company, LLC
June 12, 2006
Henderson, Nevada

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET

                                                                    Audited            Audited
                                                                     As of              As of
                                                                 March 31, 2006      March 31, 2005
                                                                 --------------      --------------
                                     ASSETS

Current assets
  Cash                                                              $ 30,494           $  5,000
  Prepaid expenses                                                     3,000                 --
                                                                    --------           --------
      Total current assets                                            33,494              5,000

Total assets                                                        $ 33,494           $  5,000
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $    125           $     --
  Loan payable to a director                                           1,123                 --
                                                                    --------           --------
      Total current liabilities                                        1,248                 --
                                                                    --------           --------

      Total liabilities                                                1,248                 --

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 3,400,000 and 1,000,000 shares issued and
   outstanding as of March 31, 2006 and March 31, 2005                 3,400              1,000
  Additional paid-in capital                                          49,600              4,000
  Accumulated deficit                                                (20,754)                --
                                                                    --------           --------
      Total stockholders' equity                                      32,246              5,000
                                                                    --------           --------

      Total liabilities and stockholders' equity                    $ 33,494           $  5,000
                                                                    ========           ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                                                         Period from           Period from
                                                                        March 30, 2005        March 30, 2005
                                                   April 1, 2005     (Date of inception)    (Date of inception)
                                                     through               through               through
                                                  March 31, 2006        March 31, 2005        March 31, 2006
                                                  --------------        --------------        --------------
Revenue                                             $        --           $       --            $        --

Operating expenses
  Professional fees                                       6,272                   --                  6,272
  General and administrative                             14,482                   --                 14,482
                                                    -----------           ----------            -----------

      Total operating expenses                           20,754                   --                 20,754
                                                    -----------           ----------            -----------

      Loss from operations                              (20,754)                  --                (20,754)

Other income (expenses):
  Other expense                                              --                   --                     --
  Interest expense                                           --                   --                     --
                                                    -----------           ----------            -----------
      Total other income (expenses)                          --                   --                     --
                                                    -----------           ----------            -----------

      Loss before provision for income taxes            (20,754)                  --                (20,754)

Provision for income taxes                                   --                   --                     --
                                                    -----------           ----------            -----------

Net loss                                            $   (20,754)          $       --            $   (20,754)
                                                    -----------           ----------            -----------

Basic and diluted loss per common share             $     (0.01)          $       --            $     (0.01)
                                                    ===========           ==========            ===========

Basic and diluted weighted average
    common shares outstanding                         2,847,671            1,000,000              2,837,602
                                                    ===========           ==========            ===========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                             Period from             Period from
                                                                            March 30, 2005          March 30, 2005
                                                       April 1, 2005      (Date of inception)     (Date of inception)
                                                         through               through                 through
                                                      March 31, 2006        March 31, 2005          March 31, 2006
                                                      --------------        --------------          --------------
Cash flows from operating activities:
  Net loss                                              $(20,754)             $     --                $(20,754)
  Stock issued for mining claims                           8,000                    --                   8,000
  Adjustments to reconcile net loss to
  Changes in operating assets and liabilities:
    Prepaid expenses                                      (3,000)                   --                  (3,000)
    Accounts payable                                         125                    --                     125
    Loan payable to a director                             1,123                    --                   1,123
                                                        --------              --------                --------
        Net cash used by operating activities            (14,506)                   --                 (14,506)

Cash flows from investing activities:
  Purchase of property and equipment                          --                    --                      --
                                                        --------              --------                --------
        Net cash used by investing activities                 --                    --                      --

Cash flows from financing activities:
  Proceeds from issuance of common stock                  40,000                 5,000                  45,000
                                                        --------              --------                --------
        Net cash provided by financing activities         40,000                 5,000                  45,000
                                                        --------              --------                --------

Net increase in cash                                      25,494                 5,000                  30,494

Cash, beginning of period                                  5,000                    --                      --
                                                        --------              --------                --------

Cash, end of period                                     $ 30,494              $  5,000                $ 30,494
                                                        ========              ========                ========

Supplementary cash flow information:
  Cash payments for income taxes                        $     --              $     --                $     --
                                                        ========              ========                ========
  Cash payments for interest                            $     --              $     --                $     --
                                                        ========              ========                ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Common Stock        Additional                     Total
                                                         -------------------      Paid-in    Accumulated    Stockholders'
                                                         Shares       Amount      Capital       Deficit        Equity
                                                         ------       ------      -------       -------        ------
Balance at March 30, 2005 (Date of inception)                 --      $   --      $    --      $     --       $     --

Common Stock Issued for Cash                           1,000,000       1,000        4,000            --          5,000

Net loss                                                      --          --           --            --             --
                                                       ---------      ------      -------      --------       --------

Balance, March 31, 2005                                1,000,000      $1,000      $ 4,000      $     --       $  5,000
                                                       =========      ======      =======      ========       ========

Common Stock Issued for Mining Claims April 5, 2005    1,600,000       1,600        6,400            --          8,000

Common Stock Issued for Cash December 1, 2005            800,000         800       39,200            --         40,000

Net loss                                                      --          --           --       (20,754)       (20,754)
                                                       ---------      ------      -------      --------       --------

Balance, March 31, 2006                                3,400,000       3,400       49,600       (20,754)        32,246
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

    MANAGEMENT OF COMPANY - The company filed its articles of incorporation with the Nevada Secretary of State on March 30, 2005, indicating Sandra L. Miller on behalf of Resident Agents of Nevada , Inc. as the sole incorporator. The list of officers filed with the Nevada Secretary of State on March 9, 2006 indicate Robert Gelfand as the President, Secretary, and Treasurer and sole Director.

    GOING CONCERN - The Company incurred net losses of approximately $20,754 from the period of March 30, 2005 (Date of Inception) through March 31, 2006 and has commenced limited operations, rather, still in the exploration stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

    NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from March 30, 2005 (Date of Inception) through March 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive. See Note 7 Subsequent Events.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONT)

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

    The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended March 31, 2006:

                                                                        2006
                                                                     ----------

     Net loss, as reported                                           $  (20,754)
     Add:    Stock-based employee compensation expense
             included in reported loss, net of related tax effects           --
     Deduct: Total stock-based employee compensation
             expense determined under fair value based methods
             for all awards, net of related tax effects                      --
                                                                     ----------

          Pro forma net loss                                         $  (20,754)
                                                                     ==========
          Net loss per common share:
            Basic and fully diluted loss per share, as reported      $    (0.00)
                                                                     ==========
            Basic and fully diluted loss per share, pro forma        $    (0.00)
                                                                     ==========

    There were no stock options granted for the period ended March 31, 2006. As of March 31, 2006 there are a total of 800,000 Common Stock Purchase Warrants with each Warrant entitling the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008. There are additionally no other written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of March 31, 2006. See Note 7 Subsequent Events. There has been no effect on the financial statements to reflect these warrants as there has been no trading in the stock and there is no marketable value assigned to stock.

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

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONT)

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

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

    In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. PROPERTY AND EQUIPMENT

    As of March 31, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

    The Company has 75,000,000 shares authorized and 3,400,000 issued and outstanding as of March 31, 2006. The issued and outstanding shares were issued as follows:

    1,000,000 common shares were issued to Robert Gelfand on March 30, 2005 in exchange for cash in the amount of $5,000 U.S.

    1,600,000 common shares were issued to Robert Gelfand on April 5, 2005 in exchange for mining claims transferred to the Company at his cost of $8,000 U.S.

    800,000 units were issued to 26 investors in the Company's SB-2 offering for the aggregate sum of $40,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on September 27, 2005 and completed in December 2005. Each Unit consists of one share of Common Stock and one

    Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008.

4. RELATED PARTY TRANSACTIONS

    As of March 31, 2006, a loan payable in the amount of $1,123 was due Robert Gelfand, an officer and director. As of March 31, 2006, the Company had not established any specific repayment terms and it is a non-interest bearing loan.

    As of March 31, 2006, there are no other related party transactions between the Company and any officers, other than those mentioned above and in Note 3
    - Stockholder's Equity.

5. STOCK OPTIONS

    As of March 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.   LITIGATION

    As of March 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.