Form 10QSB
period 2006-06-30
Wallace Mountain Resources Corp.
filed 2006-08-01
CIK 1331427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended June 30, 2006

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 3,400,000 shares of Common Stock outstanding as of June 30, 2006.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended June 30, 2006, prepared by the company, immediately follow.

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATORY STAGE COMPANY)
                                 BALANCE SHEET

                                                                   Unaudited           Audited
                                                                     As of              As of
                                                                 June 30, 2006      March 31, 2006
                                                                 -------------      --------------
                                     ASSETS

Current assets
  Cash                                                              $ 26,937           $ 30,494
  Prepaid expenses                                                        --              3,000
                                                                    --------           --------
      Total current assets                                            26,937             33,494

Total assets                                                        $ 26,937           $ 33,494
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $  2,170           $    125
  Loan payable to a director                                        $  1,123              1,123
                                                                    --------           --------
      Total current liabilities                                        3,293              1,248
                                                                    --------           --------

      Total liabilities                                                3,293              1,248

Stockholders' equity
  Common stock; $.001 par value; 75,000,000 shares
   authorized, 3,400,000 shares issued and outstanding
   as of June 30, 2006 and March 31, 2006                              3,400              3,400
  Additional paid-in capital                                          49,600             49,600
  Accumulated deficit                                                (29,356)           (20,754)
                                                                    --------           --------
      Total stockholders' equity                                      23,644             32,246
                                                                    --------           --------

      Total liabilities and stockholders' equity                    $ 26,937           $ 33,494
                                                                    ========           ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATORY STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                                                                              Unaudited
                                                                                             Period from
                                                  Unaudited             Unaudited           March 30, 2005
                                                April 1, 2006         April 1, 2005      (Date of inception)
                                                   through               through               through
                                                June 30, 2006         June 30, 2005         June 30, 2006
                                                -------------         -------------         -------------
Revenue                                          $        --           $        --           $        --

Operating expenses
  Professional fees                                    3,000                 2,350                 9,272
  General and administrative                           5,602                 9,879                20,084
                                                 -----------           -----------           -----------

      Total operating expenses                         8,602                12,229                29,356
                                                 -----------           -----------           -----------

      Loss from operations                            (8,602)              (12,229)              (29,356)

Other income (expenses):
  Other expense                                           --                    --                    --
  Interest expense                                        --                    --                    --
                                                 -----------           -----------           -----------
      Total other income (expenses)                       --                    --                    --
                                                 -----------           -----------           -----------


      Loss before provision for income taxes          (8,602)              (12,229)              (29,356)
Provision for income taxes                                --                    --                    --
                                                 -----------           -----------           -----------

Net loss                                         $    (8,602)          $   (12,229)          $   (29,356)
                                                 -----------           -----------           -----------

Basic and diluted loss per common share          $     (0.00)          $     (0.00)          $     (0.01)
                                                 ===========           ===========           ===========
Basic and diluted weighted average
 common shares outstanding                         3,400,000             2,529,670             2,949,345
                                                 ===========           ===========           ===========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATORY STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                                 Unaudited
                                                                                                Period from
                                                           Unaudited          Unaudited        March 30, 2005
                                                         April 1, 2006      April 1, 2005   (Date of inception)
                                                            through            through            through
                                                         June 30, 2006      June 30, 2005      June 30, 2006
                                                         -------------      -------------      -------------
Cash flows from operating activities:
  Net loss                                                 $ (8,602)          $(12,229)          $(29,356)
  Adjustments to reconcile net loss to
  Changes in operating assets and liabilities:
    Change in prepaid expenses                                3,000                 --                 --
    Change in accounts payable                                2,045                 --              2,170
    Change in loan payable to a director                         --                 --              1,123
                                                           --------           --------           --------
        Net cash used by operating activities                (3,557)           (12,229)           (26,063)

Cash flows from investing activities:
  Purchase of property and equipment                             --                 --                 --
                                                           --------           --------           --------
        Net cash used by investing activities                    --                 --                 --

Cash flows from financing activities:
  Proceeds from issuance of common stock                         --              8,000             53,000
                                                           --------           --------           --------
        Net cash provided by financing activities                --              8,000             53,000
                                                           --------           --------           --------

Net increase in cash                                         (3,557)            (4,229)            26,937

Cash, beginning of period                                    30,494              5,000                 --
                                                           --------           --------           --------

Cash, end of period                                        $ 26,937           $    771           $ 26,937
                                                           ========           ========           ========

Supplementary cash flow information:
  Cash payments for income taxes                           $     --           $     --           $     --
                                                           ========           ========           ========
  Cash payments for interest                               $     --           $     --           $     --
                                                           ========           ========           ========

                 See Accompanying Notes to Financial Statements

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATORY STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                        Common Stock         Additional                    Total
                                                    --------------------      Paid-in    Accumulated    Stockholders'
                                                    Shares        Amount      Capital       Deficit        Equity
                                                    ------        ------      -------       -------        ------
Balance at March 30, 2005 (Date of inception)             --      $   --      $    --      $     --       $     --

Common Stock Issued for Cash                       1,000,000       1,000        4,000            --          5,000

Net loss                                                  --          --           --            --             --
                                                   ---------      ------      -------      --------       --------

Balance, March 31, 2005                            1,000,000      $1,000      $ 4,000      $     --       $  5,000
                                                   ---------      ------      -------      --------       --------

Common Stock Issued for Mining Claims              1,600,000       1,600        6,400            --          8,000

Common Stock Issued for Cash December 1, 2005        800,000         800       39,200            --         40,000

Net loss                                                  --          --           --       (20,754)       (20,754)
                                                   ---------      ------      -------      --------       --------

Balance, March 31, 2006                            3,400,000       3,400      $49,600      $(20,754)      $ 32,246
                                                   ---------      ------      -------      --------       --------

Net loss                                                  --          --           --        (8,602)        (8,602)
                                                   ---------      ------      -------      --------       --------

Balance, June 30, 2006                             3,400,000      $3,400      $49,600      $(29,356)      $ 23,644
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

   GOING CONCERN - The Company incurred net losses of approximately $29,356 from the period of March 30, 2005 (Date of Inception) through June 30, 2006 and has commenced limited operations, rather, still in the exploration stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from March 30, 2005 (Date of Inception) through June 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive. See Note 7 Subsequent Events.

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

                        WALLACE MOUNTAIN RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (cont)

   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended June 30, 2006:

                                                                         2006
                                                                      ---------
   Net loss, as reported                                              $  (8,602)
   Add:    Stock-based employee compensation expense
           included in reported loss, net of related tax effects             --
   Deduct: Total stock-based employee compensation
           expense determined under fair value based methods
           for all awards, net of related tax effects                        --
                                                                      ---------

        Pro forma net loss                                            $  (8,602)
                                                                      =========

        Net loss per common share:
            Basic and fully diluted loss per share, as reported       $   (0.00)
                                                                      =========
            Basic and fully diluted loss per share, pro forma         $   (0.00)
                                                                      =========

   There were no stock options granted for the period ended June 30, 2006. As of June 30, 2006 there are a total of 800,000 Common Stock Purchase Warrants with each Warrant entitling the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008. There are additionally no other written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of June 30, 2006. See Note 7 Subsequent Events.

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

   In May 2005,  the FASB  issued SFAS No.  154,  "Accounting  Changes and Error
   Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

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

2. PROPERTY AND EQUIPMENT

   As of June 30, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 75,000,000 shares authorized and 3,400,000 issued and outstanding as of June 30, 2006. The issued and outstanding shares were issued as follows:

   1,000,000 common shares were issued to Robert Gelfand on March 30, 2005 in exchange for cash in the amount of $5,000 U.S.

   1,600,000 common shares were issued to Robert Gelfand on April 5, 2005 in exchange for mining claims transferred to the Company at his cost of $8,000 U.S.

   800,000 units were issued to 26 investors in the Company's SB-2 offering for the aggregate sum of $40,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on September 27, 2005 and completed on December 1, 2005. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008.

4. RELATED PARTY TRANSACTIONS

   As of June 30, 2006, a loan payable in the amount of $1,123 was due Robert Gelfand, an officer and director. As of June 30, 2006, the Company had not established any specific repayment terms and it is a non-interest bearing loan.

   As of June 30, 2006, there are no other related party transactions between the Company and any officers, other than those mentioned above and in Note 3
   - Stockholder's Equity.

5. STOCK OPTIONS

   As of June 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

   As of June 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $8,602 and $12,229 for the three month periods ended June 30, 2006 and 2005, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of June 30, 2006 the officer and director had loaned the company $1,123, for which there is no specific terms of repayment.

We have generated no revenues and our net loss for the three months ended June 30, 2006 and 2005 was $8,602 and $12,229, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Wallace Mountain's current cash balance is $26,937. We believe our cash balance is sufficient to fund current operations. If we experience a shortage of funds our director has informally agreed to advance funds the company to allow us to remain current in our required filings and cover any costs incurred corresponding with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to Wallace Mountain. We are an exploration stage company and have generated no revenue to date. We have sold $45,000 in equity securities to pay for our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

We have completed the field work of the first phase of the exploration program on the South Wallace Mountain Project claims. We are currently waiting for the geologist to complete his analysis and draft his report.

PHASE I

The Phase I program consisted of grid emplacement, soil sampling as well as testing the effectiveness of MMI and Biogeochemical methods. The geologist is now completing his analysis of samples, data compilation and interpretation, drafting and report writing. We expect his report to be delivered to us during the month of August 2006. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program.

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

The first phase of our exploration program commenced in June 2006. Following phase one of exploration, and contingent on the findings, we intend to complete a drilling program on the claims. The estimated cost of this program is $80,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data.

Subject to financing, we anticipate commencing the drill program in autumn of 2006. Follow up drilling would occur in the spring of 2007. While weather may occasionally prevent us from accessing the South Wallace Mountain Project claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn. We will require additional funding from the exercise of the warrants associated with our equity securities offering to proceed with any subsequent recommended drilling work on the claims. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the exercise of the warrants to fund any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2006 audited financial statements and notes thereto, which can be found in our Form K-SB on the SEC website at www.sec.gov under our SEC File Number 333-126674.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from March 30, 2005 (Date of Inception) through June 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. See Note 7 Subsequent Events.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended June 30, 2006:

                                                                         2006
                                                                      ---------
   Net loss, as reported                                              $  (8,602)
   Add:    Stock-based employee compensation expense
           included in reported loss, net of related tax effects             --
   Deduct: Total stock-based employee compensation
           expense determined under fair value based methods
           for all awards, net of related tax effects                        --
                                                                      ---------

        Pro forma net loss                                            $  (8,602)
                                                                      =========

        Net loss per common share:
            Basic and fully diluted loss per share, as reported       $   (0.00)
                                                                      =========
            Basic and fully diluted loss per share, pro forma         $   (0.00)
                                                                      =========

There were no stock options granted for the period ended June 30, 2006. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock as of June 30, 2006. See
Note 7 Subsequent Events.

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


All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

There were no reports filed on Form 8-K during the quarter ended June 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2006                   Wallace Mountain Resources Corp., Registrant


                                By: /s/ Robert Gelfand
                                   -----------------------------------------
                                   Robert Gelfand, President and Chief
                                   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 31, 2006                   Wallace Mountain Resources Corp., Registrant


                                By: /s/ Robert Gelfand
                                   -----------------------------------------
                                   Robert Gelfand, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer