Form 10QSB
period 2006-09-30
Wallace Mountain Resources Corp.
filed 2006-11-20
CIK 1331427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 000-28195

WALLACE MOUNTAIN RESOURCES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2597168
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1095 Qing Lan Avenue, Economic and Development Zone, Nan Chang City, Jiangxi Province, China 330013
(Address of principal executive offices)

86-0791-2189878
(Issuer’s telephone number)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 20, 2006 - 8,000,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

WALLACE MOUNTAIN RESOURCES CORP.
Index
		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2006 (unaudited) and as of March 30, 2006 (audited)	2

	Statements of Income for the three and six month periods ended September 30, 2006 and 2005, and the period from inception to September 30, 2006 (unaudited)	3

	Statements of Cash Flows for the three month and six month periods ended September 30, 2006 and 2005, and the period from inception to September 30, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	9

Item 3.	Controls and Procedures	13

PART II. OTHER INFORMATION		14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES		15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALLACE MOUNTAIN RESOURCES CORP
BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

	Unaudited As of September 30, 2006	Audited As of March 31, 2006

ASSETS

Current assets
Cash	$29,781	$30,494
Prepaid expenses	—	3,000
Total current assets	29,781	33,494

Total assets	$29,781	$33,494

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,170	$125
Loan payable to a director	$—	1,123
Total current liabilities	2,170	1,248

Total liabilities	2,170	1,248

Stockholders' equity

Common stock; $.001 par value; 75,000,000 shares authorized, 3,400,000 shares issued and outstanding as of March 31, 2006 and 3,460,000 shares issued and outstanding as of September 30, 2006	3,460	3,400
Additional paid-in capital	55,540	49,600
Accumulated deficit	(31,389)	(20,754)
Total stockholders' equity	27,611	32,246
Total liabilities and stockholders' equity	$29,781	$33,494

The accompanying notes are an integral part of these consolidated financial statements.

WALLACE MOUNTAIN RESOURCES CORP.
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTH PEERIODS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE PERIOD FROM INCEPTION to SEPTEMBER 30, 2006
(UNAUDITED)

	Unaudited July 1, 2006 through September 30,2006	Unaudited July 1, 2005 through September 30,2005	Unaudited April 1, 2006 through September 30, 2006	Unaudited April 1, 2005 through September 30,2005	Unaudited Period from March 30, 2005 (Date of inception) through September 30,2006

Revenue	$—	$—	$—	$—	$—

Operating expenses
Professional fees	1,500	1,350	4,500	3,700	10,772
General and administrative	533	2,736	6,135	12,615	20,616
Total operating expenses	2,033	4,086	10,635	16,315	31,389

Loss from operations	(2,033)	(4,086)	(10,635)	(16,315)	(31,389)

Other income (expenses):
Other expense	—	—	—	—	—
Interest expense	—	—	—	—	—
Total other income (expenses)	—	—	—	—	—

Loss before provision for income taxes	(2,033)	(4,086)	(10,635)	(12,229)	(31,389)
Provision for income taxes	—	—	—	—	—

Net loss	$(2,033)	$(4,086)	$(10,635)	$(12,229)	$(31,389)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	3,401,304	2,600,000	3,400,656	2,565,027	3,024,945

The accompanying notes are an integral part of these consolidated financial statements.

WALLACE MOUNTAIN RESOURCES CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTH PEERIODS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE PERIOD FROM INCEPTION to SEPTEMBER 30, 2006
(UNAUDITED)

	Unaudited April 1, 2006 through September 30, 2006	Unaudited April 1, 2005 through September 30, 2005	Unaudited Period from March 30, 2005 (Date of inception) through September 30, 2006

Cash flows from operating activities:
Net loss	$(10,635)	$(16,315)	$(31,389)
Adjustments to reconcile net loss to
Changes in operating assets and liabilities:
Change in prepaid expenses	3,000	—	—
Change in accounts payable	2,045		2,170
Change in loan payable to a director	(1,123)	4,018	—
Net cash used by operating activities	(6,713)	(12,297)	(29,219)

Cash flows from investing activities:
Purchase of property and equipment	—	—	—
Net cash used by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	6,000	8,000	59,000
Net cash provided by financing activities	6,000	8,000	59,000

Net increase in cash	(713)	(4,297)	29,781

Cash, beginning of period	30,494	5,000	-—

Cash, end of period	$29,781	$703	$29,781

Supplementary cash flow information:
Cash payments for income taxes	$—	$—	$—
Cash payments for interest	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WALLACE MOUNTAIN RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Wallace Mountain Resources Corp., a Nevada corporation, (hereinafter referred to as the “Company” or “Wallace Mountain”) was incorporated in the State of Nevada on March 30, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

The discussion and financials in this report relate to the historic period ending September 30, 2006. On October 31, 2006 the Company completed two share exchange agreements that changed our operations as described on Form 8K filed on November 6, 2006 with the SEC and discussed in Note 7 below. We are in the process of changing our name to AgFeed Industries, Inc.

The Company operations have been limited to general administrative operations and is considered a (An Exploration Stage Company) company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on March 30, 2005, indicating Sandra L. Miller on behalf of Resident Agents of Nevada , Inc. as the sole incorporator. The list of officers filed with the Nevada Secretary of State on March 9, 2006 indicate Robert Gelfand as the President, Secretary, and Treasurer and sole Director as of September 30, 2006.

Going concern - The Company incurred net losses of approximately $31,389 from the period of March 30, 2005 (Date of Inception) through September 30, 2006 and has commenced limited operations, rather, still in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is March 31.

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

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

WALLACE MOUNTAIN RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (cont)

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended September 30, 2006:

2006
Net loss, as reported	$(2,033)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—
Pro forma net loss	$(2,033)
Net loss per common share:
Basic and fully diluted loss per share, as reported	$(0.00)
Basic and fully diluted loss per share, pro forma	$(0.00)

There were no stock options granted for the period ended September 30, 2006. As of September 30, 2006 there are a total of 740,000 Common Stock Purchase Warrants with each Warrant entitling the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008. There are additionally no other written or verbal agreements related to the sale of any stock, option or warrants of the Company’s common stock as of September 30, 2006. See Note 7 Subsequent Events.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

WALLACE MOUNTAIN RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (cont)

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2.	PROPERTY AND EQUIPMENT

As of September 30, 2006, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 3,460,000 issued and outstanding as of September 30, 2006. The issued and outstanding shares were issued as follows:

1,000,000 common shares were issued to Robert Gelfand on March 30, 2005 in exchange for cash in the amount of $5,000 U.S.

1,600,000 common shares were issued to Robert Gelfand on April 5, 2005 in exchange for mining claims transferred to the Company at his cost of $8,000 U.S.

800,000 units were issued to 26 investors in the Company’s SB-2 offering for the aggregate sum of $40,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on September 27, 2005 and completed on December 1, 2005. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008.

60,000 Common Stock Purchase Warrants were exercised on September 29, 2006 and 60,000 Common Shares were issued in exchange for cash in the amount of $6,000.

4.	RELATED PARTY TRANSACTIONS

As of September 30, 2006, there are no other related party transactions between the Company and any officers, other than those referenced above and in Note 3 - Stockholder’s Equity.

5.	STOCK OPTIONS AND WARRANTS

As of September 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

800,000 units were issued to 26 investors in the Company’s SB-2 offering. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant. Each one whole Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share expiring March 22, 2008.

WALLACE MOUNTAIN RESOURCES CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.	STOCK OPTIONS AND WARRANTS (cont)

60,000 Common Stock Purchase Warrants were exercised on September 29, 2006 leaving 740,000 Common Stock Purchase Warrants unexercised as of September 30, 2006.

6.	LITIGATION

As of September 30, 2006, the Company is not aware of any current or pending litigation which could have a material affect on the Company’s operations.

7.	SUBSEQUENT EVENTS

The Company has entered into a series of transactions of which the details can be found in the  Report on Form 8-K that was filed on November 6, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis set forth herein related to the historic period ending September 30, 2006. As disclosed in Item 5 of Part II as a subsequent event, on October 31, 2006 we completed two share purchase agreements that changed our operations as described in a Current Report on Form 8-K filed on November 6, 2006 with the SEC. We refer you to that report for a more detailed description of the transaction.

Results of Operations

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,033 and $4,086 for the three month periods ended September 30, 2006 and 2005, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We have generated no revenues and our net loss for the period from inception (March 30, 2005) through September 30, 2006 was $31,389.

Liquidity and Capital Resources

Our current cash balance is $29,781. We believe our cash balance is sufficient to fund current operations. If we experience a shortage of funds our director has informally agreed to advance funds the company to allow us to remain current in our required filings and cover any costs incurred corresponding with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. We are an exploration stage company and have generated no revenue to date. We have sold $51,000 in equity securities to pay for our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Plan of Operation

We have completed the first phase of the exploration program on the South Wallace Mountain Project claims in August 2006. The Phase I program consisted of grid emplacement, soil sampling as well as testing the effectiveness of MMI and Biogeochemical methods. The geologist completed his analysis of samples, data compilation and interpretation, and recommended that we abandon the second phase of the exploration program as the results from phase one did not indicate further exploration of the property was warranted.

Critical Accounting Policies

The un-audited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB on the SEC website at www.sec.gov under our SEC File Number 333-126674.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from March 30, 2005 (Date of Inception) through September 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. See Note 7 Subsequent Events.

Revenue recognition - The Company has no revenues to date from its operations.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended September 30, 2006:

2006
Net loss, as reported	$(2,033)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—
Pro forma net loss	$(2,033)
Net loss per common share:
Basic and fully diluted loss per share, as reported	$(0.00)
Basic and fully diluted loss per share, pro forma	$(0.00)

There were no stock options granted for the period ended September 30, 2006. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company’s common stock as of September 30, 2006. See Note 7 Subsequent Events.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

Forward Looking Statements

Some of the statements contained in this Form 10-QSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Subsequent Event

On October 31, 2006, the Company entered into and closed a share purchase agreement with Nanchang Best Animal Husbandry Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Nanchang Best"), and each of Nanchang Best's shareholders (the “Nanchang Purchase Agreement”). Pursuant to the Nanchang Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Nanchang Best from the Nanchang Best shareholders in exchange for 5,376,000 shares of Company common stock.

Contemporaneously, on October 31, 2006, the Company entered into and closed a share purchase agreement with Shanghai Best Animal Husbandry Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Shanghai Best"), and each of Shanghai Best's shareholders (the “Shanghai Purchase Agreement”). Pursuant to the Shanghai Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Shanghai Best from the Shanghai Best shareholders in exchange for 1,024,000 shares of  Company common stock.

Concurrently with the closing of the Nanchang Purchase Agreement and Shanghai Purchase Agreement (collectively the “Purchase Agreement” or the “Transaction” as the context may require) and as a condition thereof, the Company entered into an agreement with Robert Gelfand, its President and Chief Financial Officer, pursuant to which Mr. Gelfand returned 2,600,000 shares of the Company’s common stock to the Company for cancellation. Mr. Gelfand was not compensated in any way for the cancellation of his shares of  Company Common Stock. Upon completion of the foregoing transactions, the Company had an aggregate of 8,000,000 shares of common stock issued and outstanding. The shares of common stock issued to the shareholders of Nanchang Best and Shanghai Best were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

In connection with the acquisition of Nanchang Best and Shanghai Best on October 31, 2006, Robert Gelfand resigned as the sole officer of the Company and the following executive officers of Best were appointed as executive officers of the Company.

Li Songyan	Director, Chairman of the Board
Xiong Junhong	Chief Executive Officer
Yan Liang Fan	Chief Financial Officer
Zhou Feng	Corporate Secretary

We refer you to the Company’s Report on Form 8-K filed on November 6, 2006 with the SEC for a more detailed description of the Transaction.

ITEM 6. EXHIBITS

The following exhibits are included with this report:

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wallace Mountain Resources Corp., Registrant

November 20, 2006	By:	/s/ Xiong Junhong
Xiong Junhong
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Wallace Mountain Resources Corp., Registrant

November 20, 2006	By:	/s/ Yan Liang Fan
Yan Liang Fan
Chief Financial Officer (Principal Financial and Accounting Officer)