Form 10KSB
period 2006-12-31
Agfeed Industries, Inc
filed 2007-03-13
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28195
AGFEED INDUSTRIES, INC.
(Name of small business issuer in its charter)

Nevada	20-2597168
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

1095 Qing Lan Avenue
Economic and Technical Development Zone
Nan Chang City, Jiangxi Province
China, 330013
(Address of principal executive office)

Issuer's telephone number: 86-0791-2189878

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Issuer's revenues for the year ending December 31, 2006 were $8,594,876.

As of March 8, 2007 the number of shares outstanding of the Issuer's common stock was 25,000,003.

As of March 8, 2007 the aggregate number of shares held by non-affiliates was approximately17, 311,924.

As of March 8, 2007 the aggregate market value of the Issuer's common stock held by non-affiliates was $84,482,189, based on the average high and low price of $4.88 per share as of March 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE  None

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

This Annual Report on Form 10-KSB, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this report, the words “expects”, “anticipates”, “estimates”, “believes”, “intends”, “may”, “will”, “should”, “plans”, “predicts”, “potential”, “continue”, “feels”, “projects” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or incorporated by reference herein. AgFeed Industries, Inc. undertakes no obligation to publicly release any revisions to these forward looking statements to reflect the occurrence of events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Business

We were incorporated as Wallace Mountain Resources Corp. on March 30, 2005 in Nevada. Since October 31, 2006, our principal place of business has been based in the People’s Republic of China (‘PRC”). Our name was changed to AgFeed Industries, Inc. on November 17, 2006. Our headquarters are located at: 1095 Qing Lan Avenue, Economic and Technical Development Zone, Nanchang City, Jiangxi Province, People's Republic of China.330013, Telephone: +86-0791-2189878. Our primary business is the research and development, manufacture, marketing and sale of fodder and blended feed for use in the domestic animal husbandry markets in the People’s Republic of China.

Business
We operate through three subsidiaries in the PRC.

Nanchang Best Animal Husbandry Co., Ltd ("Nanchang Best,") was incorporated under the laws of the People's Republic of China on May 15, 1995, in Jiangxi Province. It is headquartered in the city of Nanchang, Jiangxi Province, People's Republic of China. Nanchang Best is in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China's domestic animal husbandry markets.

Shanghai Best Animal Husbandry Co., Ltd. ("Shanghai Best,") was incorporated under the laws of the People's Republic of China on July 23, 1999, in Shanghai and is headquartered in Shanghai, Peoples Republic of China. Shanghai Best is also in the business of the manufacture, marketing and sale of fodder and blended feed for use in China's domestic animal husbandry markets.

Guangxi Huijie Sci. & Tech. Feed Co., LTD., ("Guangxi Huijie") was incorporated under the laws of the People's Republic of China on August 2, 2004 in the city of Nanning, Guangxi Province, People's Republic of China. Guangxi is engaged in the research and development, manufacture, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry markets.

History

From incorporation to October 31, 2006, the business of the Company, as Wallace Mountain Resources Corp., consisted of 18 unit mineral claims known as the South Wallace Mountain Project having a total surface area of approximately 946 acres. At that time the property was without known reserves and the proposed program was exploratory in nature. We paid a $3,000 retainer to the geologist to commence the Phase 1 exploration work on the claim.

On October 31, 2006, the Company entered into and closed a share purchase agreement with Nanchang Best, and each of Nanchang Best's shareholders (the "Nanchang Purchase Agreement"). Pursuant to the Nanchang Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Nanchang Best from the Nanchang Best shareholders in exchange for 5,376,000 shares of common stock.

Contemporaneously, on October 31, 2006, the Company entered into and closed a share purchase agreement with Shanghai Best, and each of Shanghai Best's shareholders (the "Shanghai Purchase Agreement"). Pursuant to the Shanghai Purchase Agreement, Wallace acquired all of the issued and outstanding capital stock of Shanghai Best from the Shanghai Best shareholders in exchange for 1,024,000 shares of common stock.

Concurrently with the closing of the Nanchang Purchase Agreement and Shanghai Purchase Agreement (collectively the "Purchase Agreements" or the "Transaction" as the context may require) and as a condition thereof, the Company entered into an agreement with Robert Gelfand, its former President and Chief Financial Officer, pursuant to which Mr. Gelfand returned 2,600,000 shares of the Company’s common stock to the treasury for cancellation. Mr. Gelfand was not compensated in any way for the cancellation of his shares of the Company’s Common Stock. Upon completion of the foregoing transactions, the Company had an aggregate of 8,000,000 shares of common stock issued and outstanding. The shares of common stock issued to the shareholders of Nanchang Best and Shanghai Best were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Subsequent to the acquisition of Nanchang Best and Shanghai Best on October 31, 2006, Robert Gelfand resigned as the sole officer of the Company. On November 17, 2006, the Company declared a stock dividend of two additional shares of common stock for each share of common stock outstanding, and changed its name to AgFeed Industries, Inc.

Nanchang Best and Shanghai Best share a common founder and Chief Executive Officer, Xiong Junhong. Nanchang Best shares the results of its research and development efforts with Shanghai Best. In addition, Nanchang Best provides general management and administrative services to Shanghai Best as well as human resources services at no expense.

On December 20, 2006, the Company entered into and closed a share purchase agreement with Guangxi Huijie Sci. & Tech. Feed Co, Ltd. , a company founded in the People’s Republic of China (“Guangxi Huijie”), and the shareholders of Guangxi Huijie pursuant to which AgFeed acquired all the outstanding shares of Guangxi Huijie for a total purchase price of eight million six hundred thousand Chinese Renminbi (8,600,000 RMB), equivalent to approximately U.S. $1,100,420 based on exchange rates reported in the Wall Street Journal for December 20, 2006.

Products

Livestock producers may directly buy animal feed in finished form, referred to as "blended" feed, which already contains the concentrate and the foundational grains blended together, or, they may choose to buy the pre-mix and then combine it with protein, corn, hay, wheat and other elements readily available in the market to make their own blended feed. Additive pre-mix fodder provides the essential amino acids and binder necessary for proper absorption of protein by pigs. Feeding pigs a balanced diet is an essential part of the pork profit equation. Feed costs comprise 55-70% of a piggery's expenses; therefore the quality of feed and nutrition has a significant effect on piggery profits.

The Companies are engaged in the manufacturing, distribution, marketing and sale of two main product lines: additive pre-mix fodder for use in all stages of a pig's life, and blended feeds designed specifically for the infant stage of a pig's life. Nanchang Best and Guangxi Hijie also engage in the research and development of new products and improvement of existing formulas. Nanchang Best shares the results of such work with Shanghai Best. Shanghai Best also manufactures and markets pre-mixed chicken feed. Nanchang Best and Guangxi Huijie produce substantially all of the Companies' sales of blended feed.

In combination, the Companies' total feed output in 2006 was approximately 20,300 metric tons. Together they produced a combined 15,534 metric tons of pre-mix fodder; Nanchang Best produced 7,948 metric tons of pre-mix fodder, Shanghai Best 5,714 metric tons and Guangxi Huijie 1,872 metric tons. Nanchang Best produced 2,610 metric tons of blended feed and Guangxi Huijie 1,517 metric tons. Shanghai Best and Guangxi Huijie produced approximately 683 metric tons of other feed product.

Pork pre-mix
According to the different growth stages of a pig, different additives are necessary to accelerate the growth of the animal and provide safe products for consumption. Pre-mix additives are composed mainly of essential amino acids, vitamins, minerals, antibiotics and growth promoters. The Companies market 21 different brands of pre-mix fodder that are priced from standard to premium to satisfy wide ranging customer demand. Within each brand there are 7 different mixes that correspond to the different stages of a pig's life cycle: newborn to 15 kg, 15-30 kg, 30-60 kg, market ready, over 60 kg boar, mating/pregnant, and lactating. The Companies attempt to provide superior customer service by customizing the pre-mix to the specific needs of each customer. Large scale pig farms are typically the biggest consumers of pre-mix. The Companies employ veterinarians to work with these large pig farms to determine the optimal formulation of feed.

Pre-mix sales represent approximately 85% of annual revenues and carry a gross profit margin of approximately 40%. The willingness of the Companies to formulate customized pre-mix fodder to meet customer specifications allows them to charge a premium for their products. The average price of pre-mix is $570/metric ton. Competitors charge $500/metric ton on average. The Companies are able to justify premium pricing due to their strong brand name recognition, hands-on after market support, and superior, more effective products developed as a result of a strong R&D program. In Shanghai City, Shanghai Best controls 40% of the lactating and pregnant sow market, according to management estimates. Large scale piggeries are willing to pay a premium for more effective products as they are concerned with producing healthy piglets, controlling disease and marketing profitable pork products.

Guangxi Huijie has approximately a 6% market share of pre mix fodder category, in its home province of Guangxi.

The Companies also provide extensive technical and veterinary support free of charge to their customers. Overall, the Companies maintain approximately one technical support person to every five sales persons while the competitors average one technician to every twelve sales persons.

Piglet blended feed
Nanchang Best and Guangxi Huijie produce piglet blended feed. It is designed to both nourish and protect newborns and is composed primarily of proteins, such as fish meal and soy bean (30%), and raw material grains, such as corn and chaff (roughly 65%). Local climate and environment also influence the formulation of the piglet blend.

The Company sells blended feed for an average price of $420/metric ton. Blended feed contributes approximately 15% to its total revenues, and has gross margins of approximately 15%. As a result of government policies aimed at increasing the economic success of the agriculture industry as a whole and greater regulation requiring advanced technology to provide safeguards to the country's food supply, the smaller pig farms are being forced out of business or to merge with larger pig raising operations. The large operations increasingly purchase pre-mix as opposed to blended feeds in order to realize significant cost savings by leveraging their economies of scale. For this reason the Company expects the blended feed business to diminish over time and was also a factor in Shanghai Best's decision not to enter this market. However, it is felt that blended feed revenue will be replaced by selling more of the profitable pre-mix products to the increasing number of large scale pig farms.

Chicken pre-mix
The Company also produces three brands of pre-mix for the poultry industry, most of this production takes at the Shanghai Best production facility. It produces approximately 500 metric tons annually and it has a nominal impact on total revenues. While there are no current plans to expand the chicken feed product line, future expansion remains a possibility.

Market information

The feed industry in China, initially developed during the 1980s, was transformed by the issuance of the feed and feed additives regulations in the early 1990s. These regulations emphasized labeling standards for the different grades of product. These standards assisted in regulating the feed industry's expansion and aimed to eliminate substandard products and fraudulent labeling.

China's feed manufacturing industry is second only to the United States in volume and is forecast to surpass the United States within the coming five year period. The feed industry grew to approximately 66 million tons in 1998, after growing at an annual rate of 15% from 1990 to 1998 and in 2005 totaled 73.7 million tons. As incomes rise in China, annual meat consumption is expected to rise from the current 23 kg per person to 32 kg per person in the next five years. Developing countries average 24 kg per person annually while developed countries average 75 kg per person annually. It is estimated that 4 kg of feed grain are needed to produce 1 kg of pork, according to USDA Foreign Agricultural Services.

The animal feed industry in China is highly competitive with many regional players and locally recognized brands. The company believes that the initial capital requirements with respect to entry into the industry are low and consequently there is a great deal of competition between many smaller companies. The animal feed sector for pork has three primary markets:

o additive pre-mix fodder
o proteins
o blended feed

The Company predominantly produces additive pre-mix fodder ("pre-mix") and blended feeds and does not compete in the protein market. A nutritionally complete feed includes three components: energy sources, such as course grains; protein sources such as fish and soy meals; and pre-mix consisting of essential amino acids, vitamins, minerals and antibiotics. Pre-mix and proteins together are often referred to in the industry as "concentrate." Pre-mix fodders require greater technology to produce, and are often customized to each customer's specifications. As such, pre-mix carries the highest selling price per metric ton of all feed components. Livestock producers may directly buy animal feed in finished form, referred to as "blended feed" or buy the component ingredients and mix the blend on their own generating 15-20% cost savings. Typically, large scale piggeries will purchase pre-mix fodder, as they have the scale to mix their own blended feeds.

The hog feed manufacturing industry is concentrated in the Yangtze River Basin. In the past decade, feed mills have become more efficient, with new, high capacity mills replacing old, small, inefficient ones. As part of its effort to improve agricultural output and improve the economic vitality of China's rural industries, the government has adopted favorable tax policies for the industry, such as exemption from the value-added tax.

Blended Feed Industry
According to a recent China Animal Feed Industry Development Report, the blended feed market for pork was approximately $12 and $14 billion for 2004 and 2005, respectively. The largest player in the market has approximately a 7% market share, and forty companies share the top 33% of the market. From 2000 to 2005, blended feed sales have grown at an average annual rate of 4.5%.

Pre-mix Industry
In 2005, the pre-mix market in China totaled $1.45 billion and contained over 2,500 companies. From 2000 to 2005 pre-mix industry sales grew at an average annual rate of 14.3%. There is no single dominant market participant, with the largest player in the market realizing only 1.2% market share.
Of the various components that make up blended feed, the pre-mix, while constituting the smallest proportion of the total blend at 4%, requires the most sophisticated formulas to produce. The research, development and technology necessary to produce pre-mix makes it necessary for pre-mix to carry a higher price per ton than blended feed.

Sales and Marketing

Since the founding of Nanchang Best and the subsequent founding of Shanghai Best, the "Best" brand has been aggressively marketed and promoted. Guangxi Huijie markets its products under the “Huijie” brand name. None of the Company’s operating subsidiaries currently owns any retail outlets. The Companies send their sales force and technicians to the pig farms to educate their clients on new product developments and improvements to existing products. The Companies conduct educational seminars in pig farming regions to explain the benefits of a balanced, nutritious diet for pigs in producing a healthy herd and educate the farmers to properly prepare and mix the various feed components. Although not unique among pre-mix manufacturers, management believes its services in this area are superior to competitors due to its high ratio of technicians to sales people, which allows the sales team to develop a stronger relationship with its customers. As the Companies market and sell directly to pig farmers they are able to collect and analyze data from the farmer which assists in preparation and design of new products. The Companies also attend agricultural conventions that take place in the market areas where they currently conduct business as well as in provinces that they expect to enter. The Companies also place advertisements and promotional pieces in agricultural trade journals.

The Companies sell to distributors and large scale pig farms. Large scale farms generally refer to those with over 2,000 pigs and 100 sows annually, however it is not uncommon to have a single farm raise 20,000 to 30,000 pigs. The distributors sell to the smaller privately owned farms. Recent sales data of distributors indicates that they tend to be more sensitive to price increases than the large-scale piggeries, whereas the piggeries place more emphasis on customer service and other ancillary services provided by the Companies.

Nanchang Best currently sells to approximately 360 customers, consisting of 170 local distributors and 190 large scale pig farms.

Shanghai Best currently sells to approximately 300 customers, consisting of 90 local distributors and 210 large scale pig farms.

Guangxi Huijie currently sells to approximately 325 customers, consisting of 140 local distributors and 185 large scale pig farms.

Suppliers

The Companies do not have any long term supply contracts. For each raw material purchased, they maintain at least two suppliers who offer the same product. Management believes that any one of its suppliers could be easily replaced. Normally, purchases of raw materials are made on an "as needed" basis each month. Orders are managed by both the warehouse and purchasing manager together, who are familiar with the on-site inventory levels. China has more than 2,000 raw material producers involved in supplying the animal feed industry.

Research and Development

To maintain a competitive advantage in the marketplace and keep pace with current developments, the Companies engage in continuous research and development. Nanchang Best and Guangxi Huijie conduct research and development. Historically, Nanchang Best has shared its R & D results with Shanghai Best. The Company sponsors research alliances with Jiangxi Agricultural University, South China Agricultural University, and Nanjing Agricultural University.

In addition to sponsoring national and provincial academic research projects at various academic institutions, Nanchang Best launched a fund called Best Fund contributing RMB 98,000 ($12,250) to sponsor 12 research projects at Jiangxi Agricultural University. Nanchang Best retains proprietary rights to any research findings.

Intellectual property

Management has registered the "Best" and Huijie trade name used on its products with the China Trademark Bureau and their goods are known in the provinces in which the Companies conduct business.

None of the Companies hold any patents or intend to apply for patents on proprietary technology or formulas. The formulas for the Companies' products are considered a trade secret and are protected as such.

Government and Environmental Regulation

Through the laws and regulations of the People's Republic of China and the provincial governments of Jiangxi Province, Guangxi Province and the Shanghai City government, the Company’s products and services are subject to material regulation by governmental agencies responsible for the agricultural and commerce industries.

As such, business and company registrations, production license, and all products are certified on a regular basis and must be in compliance with the laws and regulations of provincial and other local governments and industry agencies.

All of the Companies' production facilities have received production licenses as promulgated by the Ministry of Agriculture with Nanchang Best's license valid through February, 2009, Shanghai Best through February, 2010, and Guangxi Juijie through April, 2010.

All products have earned formal approval pursuant to the National Code of Feed and Feed Additives as dictated by National State Council of the PRC. Product approval includes qualified quality reports from the council's technology and supervision bureau prior to engaging in any production of marketing activities.

There is no material cost in obtaining and maintaining these licenses as it is illegal to do business without them. The issuance of the production licenses and product permits is seen as a cost of doing business and associated fees are minimal. If any production license(s) or product license(s) were lost, production would need to cease with a minimum time period of 30-45 days to issue a new license and the possibility of regulatory fines.
The Companies are also subject to China's National Environmental Protection Law as well as a number of other national and local laws and regulations regarding pollutant discharge, air, water and noise pollution.

A production permit is mandatory for all entities involved in the manufacture of animal feed and feed components. The Ministry of Agriculture dispatches officials at the local level to review staff qualifications, production facilities, quality control, and management departments for competency.

Nanchang Best's production permit was issued in 2004 (#3751) and is valid until 2009.

Shanghai Best's production permit was issued in 2005 (#0216) and is valid until 2010.

Guangxi Huijie’s production permit was issued in 2005 (#4146) and is valid until 2010.

All products must earn a formal approval production number pursuant to Code of Premix and Additive, promulgated by China State Council, and qualified products reports from Technology and Supervision Bureau, prior to engaging in any production or marketing of feeds.

Competition

The pre-mix market in China is particularly fragmented with many companies and locally recognized brands. The largest player in the pre-mix industry commands only 1.2% of the national market and no one company has yet taken a sizable market lead in terms of service, brand, or technology.
Nanchang Best leads the pork pre-mix market in the Jiangxi Province with a 3.5% market share and also sells product in neighboring regions such as Hubei, Henan and Fujian. Nanchang Best faces price competition from Da Bei Nong in the large-scale farm market; however management believes its service is considered inferior to Nanchang Best's. Therefore Nanchang Best has been able to maintain its lead in sales.

Sales made by Nanchang Best and Shanghai Best in Fujian province face strong competition in the large-scale piggery market from Fuj Minke Biology Company, which has well-known service, a flexible credit policy, and whose prices are competitive, if not lower. While both Nanchang Best and Shanghai Best are working to further develop and strengthen their connections to large-scale farms, Fuj Minke does not pose a threat to their distributor sales.

Zheng Da, a Sino-Thai JV part of Charoen Pokphand, is one of the largest pre-mix producers in Fujian province; however its prices tend to be higher, and it focuses only on the distributor market.

In the Shanghai area, Xinnong leads the market in sales with 7,800 metric tons, competing directly with Shanghai Best on both pricing and service to large scale piggeries.

Guangxi Huijie has approximately a 6% share of the overall feed market and competes directly with Guangxi Provimi. Guangxi Provimi sells the same products as Guangxi Huijie at similar price points, and is considered by the marketplace to offer the same quality as Guangxi Huijie. The Company management believes that Guangxi Provimi does not provide the same quality of after sale technical support to its customers.

Employees

Nanchang Best has approximately 125 employees, in the following departments: 8 management, 3 general administration, 2 human resources, 26 production, 3 sales administration, 60 marketing, 1 purchasing, 6 finance, 12 technical services, 4 quality control.

Shanghai Best has approximately 88 employees in the following departments: 6 management, 5 general administrative, 19 production, 3 sales administration, 39 marketing, 1 purchasing, 5 finance, 7 technical services, 3 quality control.

Guangxi Huijie has approximately 86 employees, in the following departments: 5 management, 3 general administration, 6 human resources, 21production, 4 sales administration, 31marketing, 1 purchasing, 4 finance, 5 technical services, 6 quality control.

It is management's belief that it has a favorable working relationship with its employees. No collective bargaining agreements exist.

ITEM 1A. RISK FACTORS

Our management owns a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

Our principal executive officers and directors, own a majority of our outstanding common stock. As a result, they are in a position to significantly influence or control the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

We do not anticipate paying dividends on our common stock.

We do not anticipate paying dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings, if any, to finance the development, execution of our strategy and expansion of our business.

We may not be able to adequately protect and maintain our intellectual property, trademark, and brand names.

Our success will depend on our ability to continue to develop and market fodder and blended feed products. We currently have not applied for patents for our products or formulas, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management and founders. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in many fields of our operations. The rapid growth of the economy in the PRC has caused intense competition for qualified personnel. The Company cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

The People's Republic of China's Economic Policies could affect our Business.

Substantially all of our assets are located in the People's Republic of China and substantially all of our revenue is derived from our operations in the People's Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People's Republic of China.

While The People's Republic of China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People's Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the People's Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People's Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People's Republic of China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in The People's Republic of China may hamper our ability to declare and pay dividends to our shareholders.

The People's Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of the PRC.

The admission of The People's Republic of China into the World Trade Organization could lead to increased foreign competition for us.

Domestic competition in the animal feed industry is largely fragmented and foreign competition is minimal. However, as a result of the People's Republic of China becoming a member of the World Trade Organization ("WTO"), import restrictions on agricultural products are expected to be reduced. With the lowering of import restrictions and the WTO's requirement for a reduction of import tariffs as condition of membership, such reduced import restrictions and tariffs may result in an increase of foreign products and could in turn lead to increased competition in the domestic agricultural market.

The Company may not be able to obtain regulatory approvals for its products.

The manufacture and sale of agricultural products in the People's Republic of China is regulated by the People's Republic of China and the local provincial governments. Although our licenses and regulatory filings are current, the uncertain legal environment in the People's Republic of China and its industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

We may face judicial corruption in the People's Republic of China.

Another obstacle to foreign investment in The People's Republic of China is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the People's Republic of China's poorly developed and sometimes corrupt judicial systems.

We may face obstacles from the communist system in the People's Republic of China.

Foreign companies conducting operations in The People's Republic of China face significant political, economic and legal risks. The Communist regime in the People's Republic of China, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in The People's Republic of China.

The People's Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the People's Republic of China.

Because our Executive Officers and several of our Directors, including, the chairman of our Board of Directors, are Chinese citizens it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the People's Republic of China it would also be extremely difficult to access those assets to satisfy an award entered against us in an United States court.

RISKS RELATED TO OUR SECURITIES

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER NEVADA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our articles of incorporation contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, to the extent provided by Nevada law. We may also have or may create contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

Nanchang Best is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province. It owns three buildings, one each for the office, manufacturing, and a worker dormitory. Nanchang Best has been granted the right to use the land in Nanchang by the Municipal Administration of state-owned land through December, 2049.

Shanghai Best is located in the Nanxiang, Jia Ding district, Shanghai. It rents two workshop buildings and office space on which it conducts all manufacturing and business operations. The annual rent on the Shanghai property is approximately $33,000 and the lease runs through September, 2009.

Guangxi Huijie Co. is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi province. Guangxu Huijie owns three buildings, an office building, production plant and a worker dormitory. The right to use the land was granted by Housing Bureau and Land Administrative Bureau of Langqin District, Nanning City through October, 2056.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any stock exchange, it is traded on the Over-the-Counter Bulletin Board under the symbol "AGFI." The following table sets forth the closing high and low bid prices of our Common Stock for the periods indicated. Prior to October 31, 2006 the shares traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2006
	High *		Low *
1 Quarter	$	N/A	$	N/A
2 Quarter		N/A		N/A
3 Quarter		N/A		N/A
4 Quarter		3.00		2.01

As of March 8, 2006, there were approximately 41 holders of record of our common stock.

Dividends

We have never paid any dividends on the Common Stock or the Preferred Stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock or the Preferred Stock in the foreseeable future.

Recent Issuances of Unregistered Securities

Pursuant to the Share Purchase Agreements, the Company issued 6,400,000 shares of the common stock (the "Shares") to Shareholders of Nanchang Best and Shanghai Best in exchange for 100% of the common stock of Nanchang Best and Shanghai Best.

The issuance of the Shares was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D thereof and Regulation S.

On February 28, 2007, in the initial closing of a private placement a total of one million units, each unit representing one share of our common stock and a three year common stock purchase warrant for .08 share were sold. Each unit is priced at $3.00 with $3,000,000 in total having been received. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. It is intended that the proceeds of the private placement will be used primarily for working capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31.   This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See “Factors Which May Affect Future Results”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company is incorporated under the laws of the state of Nevada and its operating subsidiaries are all located in the People’s Republic of China: Nanchang Best is located in the province of Jiangxi, Shanghai Best is located in Shanghai City, and Guangxi Huijie is located in the province of Guangxi. The Companies engage in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China's domestic animal husbandry markets. The Companies’ products are sold in approximately ten provinces within the People’s Republic of China.

Critical Accounting Policies

USE OF ESTIMATES: Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

FOREIGN CURRENTY TRANSLATION: Our accounts are maintained and our consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”

REVENUE RECOGNITION: Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings. We give volume rebates to certain customers based on volume achieved. We accrue sales rebates based on actual sales volume.

STOCK BASED COMPENSATION: We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

For a description of these and other generally accepted accounting policies that we follow, see note 2, Summary of Significant Accounting Policies, contained in the explanatory notes to our annual consolidated financials statements included with this annual report.

Recent Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. This statement became effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The implementation of this statement has not had a material affect on the Company’s consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. This statement is effective for the first fiscal year beginning after September 30, 2006. The Company does not expect implementation of the Statement in 2007 to have a material effect on its consolidated financial statements.

Accounting for Servicing of Financial Assets

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect this implementation to have a material effect on our consolidated financial statements.

Fair Value Measurements
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R
In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Other-Than-Temporary Impairment
FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”
Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenues. We generated revenues of $8,594,876 for the twelve months ended December 31, 2006, an increase of $983,031 or 12.9%, compared to $7,611,845 for the twelve months ended December 31, 2005. The increase in revenue was due to an increase in all feed products sold by us. Pre-mix sold for the twelve months ended December 31, 2006 was 13,325 metric tons, an increase of 1,147 metric tons or 9.4%, versus 12,178 for the twelve months ended December 31, 2005. Blended feed sold in the twelve months ended December 31, 2006 was 2,572 metric tons, an increase of 848 metric tons or 49%, versus 1724 metric tons for the twelve months ended December 31, 2005. In addition, other feeds increased from 111 metric tons for the twelve months ended December 31, 2005 to 534 metric tons during the year ended December 31, 2006, an increase of 423 metric tons or 381%. While the Company expects sales of blended feed through its Nanchang Best and Guangxi Huijie subsidiaries to increase in volume, it is anticipated that pre-mix will become the principal segment of total sales volume in the future.

Gross Profit. Gross profit for the year ended December 31, 2006 was $3,148,544, an increase of $875,766 or 38.5% compared to $2,272,778 for the same period ended December 31, 2005. Gross margins improved to 36.6% from 29.9% for the same period last year. The increase gross margin was attributed to a strategic shift to focus on the sale of higher margin products, particularly pre-mix. Pre-mix typically carries gross margins of approximately 40%, whereas blended feed carries gross margins of approximately15%.

Costs and Expenses. The cost of sales in the period ended December 31, 2006 was $5,446,332, an increase of $107,265 or 2% compared to $5,339,067 for the same period ended December 31, 2005.

Selling, General and Administrative Expenses. Our expenses for the twelve month period ended December 31, 2006 were $2,114,650 compared to $1,392,007 for the twelve month period ended December 31, 2005, an increase of $722,643 or 51.9%. Our general and administrative expense increased by 98%. We incurred significant expenses associated with the share purchase agreement with Nanchang Best, and Shanghai Best. General and administrative expense includes the overhead expenses of our office (rent, management and staff salaries, general insurance, marketing, accounting and legal). Selling expenses for the period increased by 32% and is due to the 13% increase in revenues and the costs associated with entering markets in neighboring provinces.

Net Income. Our net income for the twelve month period ended December 31, 2006 was $1,175,280 compared to $560,706 for the twelve month period ended December 31, 2005, an increase of $614,574 or 110%, a result of the approximately 17% increase in income from operations and non operating income of $41,000 for the twelve months ended December 31, 2006, compared to a non operating loss of $47,655 during the twelve months ended December 31, 2005. In addition, due to an investment in us by a British Virgin Island investor we received favorable tax status and are exempt from income tax in 2006, and a portion of taxes that were due for 2005. As such we received a tax credit of $100,386 for the twelve months ended December 31, 2006.

Liquidity and Capital Resources

From December 31, 2006, we had $1,204,100 cash and cash equivalents on hand. Our principal demands for liquidity are to increase capacity, raw materials purchase, and sales distribution, as well as general corporate purposes.

As of December 31, 2006, we had total loans payable of $1,793,960, comprised of three loans. A short term bank loan of $576,630, with an interest rate of 7.02% payable monthly, and due May 17, 2007, collateralized by our office building, workshop, employee dorms, and use right of land. A short term bank loan of $115,326, payable December 4, 2007, and has an interest rate between 5.58% and 6.125%, and is payable monthly, is collateralized by our machinery and equipment. We also have a short-term bank loan related to the acquisition of Guangxi Huijie, due June 20, 2007 with an interest rate of 7%. We have the ability to extend the maturity of the loan an additional six months upon notice to the lender. We may repay the loan at any time without penalty.

At December 31, 2006 our accounts payable was $809,583 and other payables was $56,911. The Company's accounts receivable increased by $312,364 for the twelve months ended December 31, 2006. Other receivables decreased by $47,323. Advances to suppliers increased $28,340 while inventory increased $113,084 during the period.

Our accounts payable decreased $101,564, other payables increased $34,645, due to related parties decreaseded $182,812, while unearned revenues decreased $17,001 and accrued expenses increased $90,545. Tax and welfare payable decreased $151,976, for the twelve months ended December 31, 2006.

We used $993,958 in investing activities during the twelve month period ended December 31, 2006. We received $213,922 in cash in connnection with acquisitions, we invested $107,460 for the acquisition of property and equipment, and we also invested $1,100,420 for the purchase of a subsidiary. During the twelve month period ended December 31, 2006 financing activities provided $1,514,398 to us, largely the result of $1,664,855 received on loan during the period.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. On February 28, 2007, in a private placement to an accredited investor we sold $3,000,000 of units of our securities, each unit consisting of one share of common stock and a warrant to purchase .08 share of common stock.  Each unit was priced at $3.00. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable at an initial exercise price of $5.00 per share. We believe that adequate cash flow will be available to fund our operations, although we may raise funds in the future

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China.

There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AgFeed Industries, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006	F-2

Consolidated Statements of Income and Other Comprehensive Income
for the years ended December 31, 2006 and 2005	F-3

Consolidated Statement of Stockholders' Equity
for the years ended December 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows
for the years ended December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6 to F-21

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
AgFeed Industries, Inc.

We have audited the accompanying consolidated balance sheet of AgFeed Industries, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AgFeed Industries, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Goldman & Parks LLP

Tarzana, California
March 7, 2007

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

December 31,
2006
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,204,100
Accounts receivable, net of allowance for doubtful accounts of $49,845	1,796,085
Advances to suppliers	77,649
Other receivable	203,051
Stock subscription receivable	226,083
Due from related parties	87,018
Advances to related parties	924,806
Inventory	802,822
Prepaid expense	11,885
Other current assets	2,253

Total current assets	5,335,752

PROPERTY AND EQUIPMENT, net	1,390,611

INTANGIBLE ASSETS	539,468

TOTAL ASSETS	$7,265,831

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$809,583
Other payables	56,911
Unearned revenue	81,541
Accrued expenses	92,739
Accrued payroll	37,216
Short term loans	1,793,960
Advance from related party	737,846
Tax and welfare payable	280,208

Total current liabilities	3,890,004

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
24,000,000 shares issued and outstanding	24,000
Additional paid-in capital	1,299,379
Other comprehensive income	116,846
Statutory reserve	271,115
Retained earnings	1,664,487
Total stockholders' equity	3,375,827

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,265,831

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Years Ended December 31,
	2006	2005

Net Revenue	$8,594,876	$7,611,845

Cost of Revenue	5,446,332	5,339,067

Gross profit	3,148,544	2,272,778

Operating expenses
Selling expenses	1,287,110	974,332
General and administrative expenses	827,540	417,675
Total operating expenses	2,114,650	1,392,007

Income from operations	1,033,894	880,771

Non-operating income (expense):
Other income (expense)	35,681	(27,695)
Interest income	28,851	-
Interest expense	(23,532)	(19,960)

Total non-operating income (expense)	41,000	(47,655)

Income before income tax	1,074,894	833,116

Income tax	(100,386)	272,410

Net income	$1,175,280	$560,706

Other comprehensive income
Foreign currency translation gain	84,382	32,457

Comprehensive Income	$1,259,662	$593,163

Weighted average shares outstanding :
Basic	17,911,296	15,006,720
Diluted	17,911,296	15,006,720

Earnings per share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid	Subscription	Other Comprehensive	Statutory	Retained	Total Stockholders'
	Shares	Amount	in Capital	Receivable	Income	Reserve	Earnings	Equity
Balance January 1, 2005	15,006,720	$15,007	$722,527	$(157,712)	$7	$33,955	$165,661	$779,445

Cumulative translation adjustment					32,457			32,457

Net income for the year ended December 31, 2005							560,706	560,706

Reduction in subscription receivable				157,712			-	157,712

Transfer to statutory reserve						84,106	(84,106)	-

Balance December 31, 2005	15,006,720	15,007	722,527	-	32,464	118,061	642,261	1,530,320

Common Stock Subscribed	4,193,280	4,193	221,890					226,083

Recapitalization on reverse acquisition	4,800,000	4,800	54,962					59,762

Capital contribution by stockholders			300,000					300,000

Change in foreign currency translation gain					84,382			84,382

Net income for the year ended December 31, 2006							1,175,280	1,175,280

Transfer to statutory reserve						153,054	(153,054)	-

Balance December 31, 2006	24,000,000	$24,000	$1,299,379	-	$116,846	$271,115	$1,664,487	$3,375,827

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,175,280	$560,706
Adjustments to reconcile net income to net cash
provided in operating activities:
Depreciation	100,469	79,465
Loss on disposal of property and equipment	-	30,112
Amortization	5,228	4,018
(Increase) / decrease in assets:
Accounts receivable	(312,364)	(628,686)
Other receivable	47,323	(37,016)
Inventory	(113,084)	177,012
Due from related party	(46,550)	(50,962)
Advances to suppliers	(28,340)	(16,985)
Prepaid expense	1,725	(3,430)
Other assets	(2,205)
Increase / (decrease) in current liabilities:
Accounts payable	(101,564)	203,235
Unearned revenue	(17,001)	81,284
Other payables	34,645	(45,818)
Due to related party	(182,812)	9,889
Accrued expenses	90,545	24,769
Accrued payroll	20,965
Tax and welfare payable	(151,976)	239,193

Net cash provided by operating activities	520,284	626,786

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	-	4,272
Cash acquired with acquisitions	213,922	-
Acquisition of property and equipment	(107,460)	(125,434)
Acquisition of intangible assets	-	(8,920)
Cash paid for purchase of subsidiary	(1,100,420)	-

Net cash used in investing activities	(993,958)	(130,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	(24,783)	61,023
Repayment to shareholders	-	(97,637)
Advances from related parties	-	68,423
Repayment to related parties	-	(4,959)
Advance to related parties	(425,674)	(788,825)
Collection from related parties	-	393,112
Proceeds from notes payable	1,664,855	-
Payment on note payable	-	(433,065)
Contribution by stockholders to pay for merger expenses	300,000	-
Collection on subscription receivable	-	157,712

Net cash provided by (used in) financing activities	1,514,398	(644,216)

Effect of exchange rate changes on cash and cash equivalents	26,970	18,517

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,067,694	(128,995)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	136,406	265,401

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,204,100	$136,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$30,213	$21,238
Income taxes paid	$73,339	$30,213

The accompanying notes are an integral part of these consolidated financial statements

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

AgFeed Industries, Inc. formerly known as Wallace Mountain Resources Corp., a Nevada corporation, (hereinafter referred to as the “Company” or “AgFeed”) was incorporated in the State of Nevada on March 30, 2005.

On October 31, 2006, the Company entered into and closed a share purchase agreement with Nanchang Best Animal Husbandry Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Nanchang Best"), and each of Nanchang Best's shareholders (the "Nanchang Purchase Agreement"). Pursuant to the Nanchang Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Nanchang Best from the Nanchang Best shareholders in exchange for 16,128,000 shares of common stock.

Contemporaneously, on October 31, 2006, the Company entered into and closed a share purchase agreement with Shanghai Best Animal Husbandry Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Shanghai Best"), and each of Shanghai Best's shareholders (the "Shanghai Purchase Agreement"). Pursuant to the Shanghai Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Shanghai Best from the Shanghai Best shareholders in exchange for 3,072,000 shares of common stock.

The exchanges of shares with Nanchang Best and Shanghai Best were accounted for as reverse acquisition under the purchase method of accounting since the stockholders of Nanchang Best and Shanghai Best obtained control of the Company. On November 17, 2006, Wallace Mountain Resources Corp. changed its name to AgFeed Industries, Inc. Accordingly, the merger of Nanchang Best and Shanghai Best into the Company were recorded as a recapitalization of Nanchang Best and Shanghai Best, with the Nanchang Best and Shanghai Best being treated as the continuing entities. Nanchang Best and Shanghai Best had common shareholders and common management. The historical financial statements presented are the combined financial statements of both Nanchang Best and Shanghai Best. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer were $59,762.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Nanchang Best and Shanghai Best, the operating entities.

On December 20, 2006, the Company entered into and closed a share purchase agreement with Guangxi Huijie Sci. & Tech. Feed Co, Ltd., a company formed pursuant to the laws of the People's Republic of China (“Guangxi Huijie”), and the shareholders of Guangxi Huijie pursuant to which the Company acquired all the outstanding shares of Guangxi Huijie for a total purchase price of eight million six hundred thousand Chinese Renminbi (8,600,000 CNY), equivalent to approximately U.S. $1,100,420 based on exchange rates reported in the Wall Street Journal for December 20, 2006.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

The Company obtained the funds for the acquisition of the Guangxi Huijie shares by borrowing 8,600,000 CNY from Sunrise Capital International, Inc. The proceeds of the loan from Sunrise Capital International, Inc. were paid directly to the selling shareholders of Guangxi Huijie as consideration and as provided by the share purchase agreement. The Company's repayment obligation is evidenced by a promissory note bearing interest at the rate of seven percent per annum (7%) and maturing in six months. The Company, at its option, may extend the maturity of the note an additional six months upon notice to the lender. The Company may also prepay the note at any time without penalty.

The Company is engaged in the research & development, manufacture, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market. The Company operates a production plants in Nanchang City, Shanghai City and Nanning City and sells to distributors and large-scale swine farms.

Stock Splits

On November 17, 2006, the Company declared a stock dividend of two additional shares of common stock for each share of common stock outstanding (effectively a three for one stock split). All share information for common shares has been retroactively restated for this stock split.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc., and its 100% wholly-owned subsidiaries Nanchang Best and Shanghai Best (for all periods presented) and Guangxi Huijie (from the date of acquisition - for convenience of reporting the acquisition for accounting purposes, December 31, 2006 has been designated as the acquisition date. Net income for the 11 days from December 20, 2006 to December 31, 2006 was approximately $31,000). All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005
Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2006 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful debts amounted to $49,845 as of December 31, 2006.

Stock Subscription Receivable

At December 31, 2006, the Company had a stock subscription receivable in the amount of $226,083 related to an investment by a British Virgin Island (BVI) company. The amount was collected in January 2007 and has been presented as a current asset in the accompanying consolidated balance sheet.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. At December 31, 2006, the Company had advances to suppliers in the amount of $77,649.

Inventories

Inventory is stated at the lower of cost, as determined by weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years

The following are the details of the property and equipment at December 31, 2006:

Office equipment	$65,412
Operating equipment	493,011
Vehicles	235,207
Buildings	926,162
Total	1,719,792

Less accumulated depreciation	(329,181)

$1,390,611

Depreciation expense for the years ended December 31, 2006 and 2005 was $100,469 and $79,465, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Intangible Assets
Intangible assets consist of the right to use land and computer software. Net intangible assets at December 31, 2006 are as follows:

Right to use land	$551,012
Computer software	11,196
Total	562,208

Less Accumulated amortization	(22,740)

Intangibles, net	$539,468

Per the People's Republic of China's governmental regulations, the Government owns all land. The Company leases land per a real estate contract with the government of the People's Republic of China for a period from November 2006 through October 2056. The Company obtained possession of the land in July of 2005. Accordingly, the Company is amortizing the cost of the right to use land from that date.

The right to use land is amortized over a period of 50 years and the computer software is amortized over three years.

Amortization expense for the Company’s intangible assets for the years ended December 31, 2006 and 2005 was $5,228 and $4,018, respectively.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company is not subject to VAT withholdings.

The Company gives volume rebates to certain customers based on volume achieved. The Company accrues sales rebates based on actual sales volume.

Sales returns and rebates included in the Company's revenues were $324,218 and $137,567 for the years ended December 31, 2006 and 2005, respectively.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006 and 2005 were $5,995 and $18,776, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. No options have been granted for the year ended December 31, 2006 or in prior years.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $116,846 at December 31, 2006 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2006 and 2005, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $84,382 and $32,457, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no option, warrants or dilutive securities outstanding during the years ended December 31, 2006 and 2005; therefore, the basic and diluted earnings per shares for both the years ended December 31, 2006 and 2005 are the same.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash from financing activities excludes the effect of common stock subscribed and subscription receivable for $226,083.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

Recent Pronouncements

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. This statement became effective, on a prospective basis, for fiscal years beginning after December 15, 2005. The implementation of this statement has not had a material affect on the Company’s consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. This statement is effective for the first fiscal year beginning after September 30, 2006. The Company does not expect implementation of the Statement in 2007 to have a material effect on its consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Accounting for Servicing of Financial Assets

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect this implementation to have a material effect on our consolidated financial statements.

Fair Value Measurements

In September 2006, FASB issued SFAS No. 157,“Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Other-Than-Temporary Impairment

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.”

Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Note 3 - Notes Payable

Notes payable at December 31, 2006 were as follows:

Short-term bank loan; interest rate of 7.02% payable monthly. The term of the loan is from May 18, 2006 to May 17, 2007. This loan is collateralized by the Company’s office building, workshop, employee dorms and use right of land.	$576,630
Short-term bank loan; interest rate of 6.12% at December 31, 2006. The term of the loan is from December 5, 2006 to December 4, 2007, has an interest rate between 5.58% and 6.125%, and is payable monthly. This loan is collateralized by the Company’s machinery and equipment.	115,326
Short-term bank loan related to the acquisition of Guangxi Huijie. The term of the loan is from December 20, 2006 to June 20, 2007 with an interest rate of 7%. The Company has the ability to extend the maturity of the note an additional six months upon notice to the lender. The Company may also prepay the note at any time without penalty.	1,102,004
$1,793,960

Note 4 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan was $62,431 and $30,474 for the years ended December 31, 2006 and 2005, respectively. The Company has recorded welfare payable of $81,897 at December 31, 2006 which is included in tax and welfare payable in the accompanying consolidated balance sheet.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Note 5 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Pursuant to the "Circular of the Ministry of Finance ( MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced" (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December. 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2006, the Company did not have a deficit in the SCWF

The Company has appropriated $153,054 and $84,106 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2006 and 2005, respectively.

Note 6 - Earnings Per Share

Earnings per share for the years ended December 31, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. At December 31, 2006 and 2005, there were no dilutive securities.

Note 7 - Related Party Transactions

During the year ended December 31, 2006, certain stockholders contributed $300,000 to the Company to pay for certain merger costs.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Due to related parties and due from related parties represent amounts payable and receivable from related arising from purchases and sales transactions.

Advances to and from related parties and shareholders are non interest bearing and are payable or receivable on demand.

Sales to related parties amounted to $170,069 and $82,050 for the years ended December 31, 2006 and 2005, respectively.

Due from related parties amounted to $87,018 as of December 31, 2006, respectively.

Purchases from related parties amounted to $708 and $1,757 for the years ended December 31, 2006 and 2005, respectively.

Advance to related parties amounted to $924,806 as of December 31, 2006.

Advance from related parties and shareholders amounted to $737,846 as of December 31, 2006.

The parties are related through one common shareholder who is a majority shareholder in all the related entities.

Note 8 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.
A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Years
	Ended December 31,
	2006	2005
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
US NOL for which no benefit is Realized	(2%)	-
Effect of tax holiday and waiver of
current and prior year's tax liability	(40%)	-
	(9%)	33%

In July 2006, as a result of an investment by a foreign investor in one of the Company’s subsidiaries, the Company became a Sino-Foreign Joint Venture. Pursuant to the Chinese income tax law, the Company became fully exempt from income tax for a period of two years from July 14, 2006 to July 14, 2008, followed by a reduced tax rate of 15% for the next three years. Concurrent with the exemption, the tax authorities waived approximately CNY 3,400,000 ($425, 429) in taxes due.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

The effect of the change of tax status has been accounted for in accordance with SFAS No. 109, par. 28, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s tax status.

If the Company had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the year ended December 31, 2006 would have been approximately $325,000 and earnings per share would have been reduced to $0.04.

Note 9 - Acquisition of Guangxi Huijie Sci. & Tech. Feed Co, Ltd

On December 20, 2006, the Company completed its acquisition of Guangxi Huijie. The Company acquired 100% of Guangxi Huijie’s issued and outstanding shares of common stock for $1,100,420 which was paid in cash. Guangxi Huijie is engaged in the research & development, manufacture, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market. Guangxi Huijie operates a production plants in Nanning City and sells to distributors and large-scale swine farms. The Company acquired Guangxi Huijie as part of its strategic growth plan.

The operating results of Guangxi Huijie are included in the accompanying consolidated statements of operations from the acquisition date. For convenience of reporting the acquisition for accounting purposes, December 31, 2006 has been designated as the acquisition date. Net income for the 11 days from December 20, 2006 to December 31, 2006 was approximately $31,000.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair values are based on third-party valuation. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $315,000. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

Cash	$151,990
Accounts receivable	473,976
Other receivables	166,741
Inventory	290,184
Other current assets	57,809
Property and equipment	614,510
Intangible assets	464,246
Accounts payable	(218,131)
Notes payable	(115,326)
Advances from related party	(737,827)
Other current liabilities	(47,752)
Purchase price	$1,100,420

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

The intangible assets, which is principally land rights, is being amortized over 50 years.

The pro forma financial information that the consolidated operations of the Company as if the Guangxi Huijie acquisition had occurred as of the beginning of the periods presented is presented below.

For the year ended December 31, 2006

	As Reported by the Company	Guangxi Huijie	Adjustments	Pro forma

Net Revenue	$8,594,876	$2,574,836	$-		$11,169,712

Cost of Revenue	5,446,332	1,794,033	-		7,240,365

Gross Profit	3,148,544	780,803	-		3,929,347

Operating expenses:
Selling expenses	1,287,110	167,393	-		1,454,503
General and administrative expenses	827,540	110,953	5,425	a.	943,918

Total operating expenses	2,114,650	278,346	5,425		2,398,421

Income from operations	1,033,894	502,457	(5,425)		1,530,926

Non-operating income (expense):
Other income (expense)	35,681	2,657
Interest income	28,851	265	-		29,116
Interest expense	(23,532)	(6,684)	(77,691)	b.	(107,907)

Total non-operating income (expense)	41,000	(3,762)	(77,691)		(78,791)

Income before income tax	1,074,894	498,695	(83,116)		1,452,135

Income tax	(100,386)	39,138	-		(61,248)

Net income	$1,175,280	$459,557	$(83,116)		$1,513,383

Earnings per share	$0.07				$0.08

Weighted average shares outstanding	17,911,296				17,911,296

a.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase.

b.	to record interest expense on the acquisition note.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

For the year ended December 31, 2005

	As Reported by the Company	Guangxi Huijie	Adjustments	Pro forma

Net Revenue	$7,611,845	$439,880	$-		$8,051,725

Cost of Revenue	5,339,067	370,812	-		5,709,879

Gross Profit	2,272,778	69,068	-		2,341,846

Operating expenses:
Selling expenses	974,332	59,829	-		1,034,161
General and administrative expenses	417,675	70,152	5,425	c.	493,252

Total operating expenses	1,392,007	129,981	5,425		1,527,413

Income from operations	880,771	(60,913)	(5,425)		814,433

Non-operating income (expense):
Other income (expense)	(27,695)	-
Interest income	-	-	-		-
Interest expense	(19,960)	(2,351)	(77,691)	d.	(100,002)

Total non-operating income (expense)	(47,655)	(2,351)	(77,691)		(100,002)

Income before income tax	833,116	(63,264)	(83,116)		714,431

Income tax	272,410	-	-		272,410

Net income	$560,706	$(63,264)	$(83,116)		$442,021

Earnings per share	$0.04				$0.03

Weighted average shares outstanding	15,006,720				15,006,720

c.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase.
d.	to record interest expense on the acquisition note.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

Note 10 - Subsequent Event

On February 6, 2007, the Board of Directors approved the sale of 2,750,000 units in a private placement offering. Each unit consists of one common share and warrants to purchase common shares equal to 8% of the number of common shares subscribed. The warrants expire in three years and are have an exercise price of $5.00 per share. On February 28, 2007, the Company received the minimum required placement of $3,000,000 USD of units of its securities consisting of shares of common stock and stock purchase warrants (8% warrant coverage) in a private placement exempt from registration under the Securities Act. A total of 1,000,000 units, each unit representing one share of the Company’s common stock and a three year common stock purchase warrant, were sold through the end of business February 28, 2007. Each unit is priced at $3.00 with $3,000,000 in total having been received. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

November 24, 2006, the Company dismissed DeJoya Griffith & Company, LLC as its principal independent public accountant, and engaged Goldman & Parks LLP as its new principal independent accountant. This decision was approved by the Board of Directors of the Company. DeJoya Griffith & Company, LLC audited the Company’s financial statements from March 30, 2005 (inception) through March 31, 2006.

During our most recent fiscal year and the interim period ended November 24, 2006, there have been no disagreements or reportable events with DeJoya Griffith & Company, LLC on any matter of accounting principles, or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DeJoya Griffith & Company, LLC would have caused them to make reference thereto in their reports on the financial statements for such year. DeJoya Griffith & Company, LLC ‘s report on the Company’s financial statements for the most recent fiscal year did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

During the our most recent fiscal year and the interim period ended November 24, 2006, the Company did not consult with DeJoya Griffith & Company, LLC regarding any matters or reportable events described in Items 304 (a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) and maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

There were no changes in our Internal Controls during Fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position
Li Songyan	40	Director, Chairman of the Board
Xiong Junhong	36	Chief Executive Officer, President, Director
Yan Liang Fan	53	Chief Financial Officer
Zhou Feng	38	Corporate Secretary

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Li Songyan, Chairman of the Board of Directors
Mr. Li was an original founder of Nanchang Best and started as the Manager of the Technical Research and Development Department in 1995. In 2004, Mr. Li became the Chairman of the Board of Directors of Nanchang Best. Prior to joining Nanchang Best he worked at the Guangxi Peter Hand Premix Feed Co., Ltd, as the Technical Manager from 1991 to 1994. He received his Ph.D. in Animal Nutrition from Nanjing Agricultural University in 2004.

Xiong Junhong, Chief Executive Officer, President, Director
Mr. Xiong founded Nanchang Best in 1995 and has served as the Chief Executive Officer. Mr. Xiong was a technician at the Chongming Progressing Farm Company in Shanghai from 1992 to 1993. He joined the Guangzhou Huashi Animal Nutrionals Ltd. as a sales representative in 1993. He graduated from Animal Husbandry & Veterinary College in Jiangxi Agricultural University and received a Bachelors Degree in 1992.

Yan Liang Fan, Chief Financial Officer
Mr. Yan served as a financial consultant to Nanchang Best starting in 2003. Mr. Yan was the senior manager of Chengdu Accounting Firm from 2002 to 2003. From 1996 to 2001 Mr. Yan was the section chief of the Audit Inspection Department of the New Hope Group. Mr. Yan holds the certification of CPA in China and graduated from Correspondence College of Economics of Beijing in 1989.

Zhou Feng, Corporate Secretary
Mr. Zhou joined Nanchnag Best as one of the original founders in 1995 and served as the Vice President of Finance. From 1993 to 1995 he was a sales representative at Guangzhou Huashi Industry. Mr. Zhou worked for Shanghai Daying Industry as a technician for one year, after graduating from Jiangxi Agricultural University with a degree in Animal Feed in 1992. He obtained his EMBA from Tsinghua University in 2004.

Board of Directors

Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of the forms we have received, we believe that all such reporting persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during our fiscal year ended December 31, 2006.

 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

Long Term Compensation
	Annual Compensation				Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Compensation ($)	Securities Under- Lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Xiong Junhong, Chief Executive Officer, President, and Director	2006 2005 2004	9,000 4,000 4,000	-0- -0- -0-	-0- -0- -0-	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Robert Gelfand, Former President	2006 2005	-0- -0-	-0- -0-	-0- -0-	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Equity Compensation Plan Information

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2006.

Employment Agreements

 We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Option Grants During 2006 Fiscal Year

None.

Aggregated Option Exercises During 2006 Fiscal Year and Fiscal Year-End Option Values

 None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information, as of March 8, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Xiong Junhong	4,036,074	16.14%
Zhou Feng	1,885,674	7.54%
Xiong Zhengru	1,885,674	7.54%
Zheng Yunlin	1,885,674	7.54%
Li Songyan	1,766,328	7.07%
Yan Liangfan	0	0%
Leader Industrial Development, Ltd.	2,228,541	8.91%
All officers and directors as a group (7 persons)	7,688,076	30.75%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Nanchang Best Animal Husbandry Co., Ltd., 1095 Qing Lan Avenue, Economic and Technical Development Area, Nan Chang City, Jiangxi Province, China 330013.

(2) The address of Zheng Yunlin is Room 408, Dong Keyuan East Area, Building 4, Jiangxi Agricultural University, Economic and Technical Development Area, Nan Chang City, Jiangxi Province, China 330045.

(3) Zhou Sheng (neither an officer or director of registrant) has the voting and dispositive rights over the shares held by Leader Industrial Development, Ltd. The address of Zhou Sheng and Leader Industrial Development, Ltd. is Unit 2309, South Tower, World Trade Centre, Huanshi Road East, Guangzhou, China 510095.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

During the year ended December 31, 2006,the Company did not have any equity compensation plans in effect.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	N/A	-0-

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	-0-	N/A	-0-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2006, certain shareholders contributed $300,000 to the Company to pay for certain merger costs

There are sales to related parties aggregating approximately $170,000 and $82,000 for the years ended December 31, 2006 and 2005, respectively. These sales were of raw materials and finished feed goods for resale. Mr. Xiong Junhong, our chief executive officer, owns a majority interest in the four companies we have sold products to during 2006. His respective ownership interest in the companies was: 51%, 52%, 78.5% and 87%.

There are purchases from related parties aggregating approximately $700 and $1,800 for the years ended December 31, 2006 and 2005, respectively. These purchases were of raw materials and finished feed goods for resale. Mr. Xiong Junhong, owns approximately 52% of the company we purchased products from during 2006.

Advances to and from related parties and shareholders are non interest bearing and are payable or receivable on demand.
There are advances to related parties of approximately $925,000 at December 31, 2006. Mr. Xiong Junhong, owns a majority interest in the five companies we have advanced funds to during 2006. His respective ownership interest in the companies was: 51%, 70%, 73%, 78.5%, and 87%.

There are advances from related parties and shareholders of approximately $738,000 at December 31, 2006. Advances are from members of our management and board of directors.

ITEM 13. EXHIBITS

3(1)	Articles of Incorporation (1)

3(2)	By-Laws (1)

4	Specimen common stock certificate

10.1	Share Purchase Agreement dated October 31, 2006 among Registrant, Nanchang Best Animal Husbandry Co., Ltd. and the shareholders of Nanchang Best Animal Husbandry Co., Ltd. (2)

10.2	Share Purchase Agreement dated October 31, 2006 among Registrant, Shanghai Best Animal Husbandry Co., Ltd. and the shareholders of Shanghai Best Animal Husbandry Co., Ltd. (2)

10.3	Share Purchase Agreement dated December 20, 2006 among Registrant, Guangxi Huijie Sci. & Tech. Feed Co., Ltd. and the shareholders of Guangxi Huijie Sci. & Tech. Feed Co., Ltd. (3)

21	Subsidiaries

Name	Jursidiction of Incorporation	Percentage Owned by Company
Nanchang Best Animal Husbandry Co. , Ltd	People Republic of China	100%
Shanghai Best Animal Husbandry Co., Ltd.	People’s Republic of China	100%
Guangxi Huijie Sci. & Tech. Feed Co. , Ltd	People’s Republic of China	100%

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

______

(1)	Filed with the Company’s Registration Statement on Form SB-2 on July 18, 2005 and incorporated herein by reference.

(2)	Filed with the Company’s Report on Form 8K on November 6, 2006 and incorporated herein by reference.

(3)	Filed with the Company’s Report on Form 8K on December 26, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year were $199,000. Prior to November 24, 2006 our Fiscal year ended March 31. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year were $5,825

Audit Related Fees. We incurred fees to auditors of $0, for audit related fees during the fiscal year ended December 31, 2006, and for the fiscal year ended March 31, 2006 audit related fees were $0.

Tax Fees. We incurred no fees to auditors for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2006 and the fiscal year ended March 31, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2007.

AgFeed Industries, Inc.

By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

By:	/s/Yan Liang Fan
Yan Liang Fan Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Li Songyan	Director, Chairman of the Board	March 12, 2007
Li Songyan

/s/ Xiong Junhong	Director, Chief Executive Officer, President	March 12, 2007
Xiong Junhong

/s/ Yan Liang Fan	Chief Financial Officer	March 12, 2007
Yan Liang Fan