Form 10QSB
period 2007-03-31
Agfeed Industries, Inc
filed 2007-05-14
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-28195
(Commission file number)

AGFEED INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2597168
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1095 Qing Lan Avenue
Economic and Technical Development Zone
Nan Chang City, Jiangxi Provence
China, 330013
(Address of principal executive offices)

86-0791-2189878
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2007 - 26,276,756 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AGFEED INDUSTRIES, INC.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007

March 31,
2007
(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,672,889
Accounts receivable, net of allowance for doubtful accounts of $55,507	3,445,680
Advances to suppliers	244,826
Other receivable	87,234
Due from related parties	93,187
Inventory	930,526
Prepaid expense	162,215
Other current assets	1,739

Total current assets	7,638,296

PROPERTY AND EQUIPMENT, net	1,372,149

INTANGIBLE ASSETS	542,752

TOTAL ASSETS	$9,553,197

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,339,353
Other payables	44,458
Unearned revenue	50,875
Accrued expenses	49,084
Accrued payroll	24,179
Short term loans	699,192
Due to related party	4,661
Tax and welfare payable	411,816

Total current liabilities	2,623,618

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
25,000,003 shares issued and outstanding	25,000
Additional paid-in capital	4,022,044
Other comprehensive income	167,752
Statutory reserve	328,733
Retained earnings	2,386,050
Total stockholders' equity	6,929,579

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,553,197

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)

Net Revenue	$4,978,295	$2,094,289

Cost of Revenue	3,435,089	1,305,090

Gross profit	1,543,206	789,199

Operating expenses
Selling expenses	343,391	265,512
General and administrative expenses	221,924	109,471
Total operating expenses	565,315	374,983

Income from operations	977,891	414,216

Non-operating income (expense):
Other income (expense)	9,070	948
Interest income	10,167	181
Interest expense	(42,649)	-

Total non-operating income (expense)	(23,412)	1,129

Income before income tax	954,479	415,345

Income tax	175,298	136,963

Net income	$779,181	$278,382

Other comprehensive income
Foreign currency translation gain	50,906	11,132

Comprehensive Income	$830,087	$289,514

Weighted average shares outstanding :
Basic	24,344,447	15,006,723
Diluted	24,344,447	15,006,723

Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$779,181	$278,382
Adjustments to reconcile net income to net cash
provided in operating activities:
Depreciation	39,845	25,608
Amortization	46,360	1,217
(Increase) / decrease in assets:
Accounts receivable	(1,626,525)	(523,979)
Other receivable	117,454	13,680
Inventory	(143,070)	(54,143)
Due from related party	7,336	(80,235)
Advances to suppliers	(165,678)	(5,887)
Prepaid expense	(150,247)	12,771
Other assets	535	(3,728)
Increase / (decrease) in current liabilities:
Accounts payable	519,177	176,736
Unearned revenue	(31,388)	(3,857)
Other payables	(12,995)	1,910
Due to related party	-	(180,566)
Accrued expenses	(44,618)	56,969
Accrued payroll	(13,371)	5,736
Tax and welfare payable	128,147	122,427

Net cash provided by operating activities	(549,857)	(156,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24,125)	(32,490)

Net cash used in investing activities	(24,125)	(32,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on advances from stockholders	(753,521)	-
Advances from related parties	-	108,449
Collections on advances to related parties	930,623	193,992
Proceeds from the sale of common stock	3,000,000	-
Offering costs	(276,335)	-
Payment on note payable	(1,102,004)	-
Collection on subscription receivable	226,083	-

Net cash provided by financing activities	2,024,846	302,441

Effect of exchange rate changes on cash and cash equivalents	17,925	(21,197)

NET INCREASE IN CASH & CASH EQUIVALENTS	1,468,789	91,795

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,204,100	136,406

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,672,889	$228,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42,649	$2,280
Income taxes paid	$-	$13,831

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Agfeed Industries, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization and Line of Business

AgFeed Industries, Inc., formerly known as Wallace Mountain Resources Corp., (hereinafter referred to as the “Company” or “AgFeed”), was incorporated in the State of Nevada on March 30, 2005.

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

The exchanges of shares with Nanchang Best and Shanghai Best were accounted for as reverse acquisition under the purchase method of accounting since the stockholders of Nanchang Best and Shanghai Best obtained control of the Company. On November 17, 2006, Wallace Mountain Resources Corp. changed its name to AgFeed Industries, Inc. Accordingly, the merger of Nanchang Best and Shanghai Best into the Company were recorded as a recapitalization of Nanchang Best and Shanghai Best, with Nanchang Best and Shanghai Best being treated as the continuing entities. Nanchang Best and Shanghai Best had common shareholders and common management. The historical financial statements presented are the combined financial statements of both Nanchang Best and Shanghai Best. The share exchange agreements have been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer were $59,762.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company obtained the funds for the acquisition of the Guangxi Huijie shares by borrowing 8,600,000 CNY from Sunrise Capital International, Inc. The proceeds of the loan from Sunrise Capital International, Inc. were paid directly to the selling shareholders of Guangxi Huijie as consideration and as provided by the share purchase agreement. The Company's repayment obligation is evidenced by a promissory note bearing interest at the rate of seven percent per annum (7%) and maturing in six months. This loan was repaid in March 2007.

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market. The Company operates production plants in Nanchang City, Shanghai City and Nanning City and sells to distributors and large-scale swine farms.

Stock Splits

On November 17, 2006, the Company declared a stock dividend of two additional shares of common stock for each share of common stock outstanding (effectively a three for one stock split). All share information for common shares has been retroactively restated for this stock split.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc. and its 100% wholly-owned subsidiaries Nanchang Best and Shanghai Best (for all periods presented) and Guangxi Huijie (from the date of acquisition, December 20, 2006).   All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of March 31, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful debts amounted to $55,507 as of March 31, 2007.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its materials. The advances to suppliers are interest free and unsecured. At March 31, 2007, the Company had advances to suppliers in the amount of $244,826.

Inventories

Inventory is stated at the lower of cost, as determined by weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

Prepaid expenses

Included in prepaid expenses is $160,000 for a good faith deposit with a company that the Company is in negotiations to acquire.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years

The following are the details of the property and equipment at March 31, 2007:

Office equipment	$73,101
Operating equipment	498,167
Vehicles	237,666
Buildings	935,848
Total	1,744,782

Less accumulated depreciation	(372,633)

$1,372,149

Depreciation expense for the three months ended March 31, 2007 and 2006 was $39,845 and $25,608, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2007 there were no significant impairments of its long-lived assets.

Intangible Assets
Intangible assets consist of the right to use land and computer software. Net intangible assets at March 31, 2007 are as follows:

Right to use land	$556,773
Computer software	11,312
Total	568,085

Less Accumulated amortization	(25,333)

Intangibles, net	$542,752

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. No options were outstanding at March 31, 2007 nor had any options been granted in prior periods.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $167,753 at March 31, 2007 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $50,907 and $11,132, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding during the three months ended March 31, 2006 and during the three months ended March 31, 2007, there were 160,000 warrants outstanding, but the exercise price was greater than the Company average stock price for the quarter; therefore, the basic and diluted earnings per shares for both the three months ended March 31, 2007 and 2006 are the same.

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
(UNAUDITED)

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

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

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
(UNAUDITED)

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

Note 3 - Notes Payable

Notes payable at March 31, 2007 were as follows:

Short-term bank loan; interest rate of 7.02% payable monthly. The term of the loan is from May 18, 2006 to May 17, 2007. This loan is collateralized by the Company’s office building, workshop, employee dorms and use right of land.	$582,660
Short-term bank loan; interest rate of 6.125% at March 31, 2007. The term of the loan is from December 5, 2006 to December 4, 2007, has an interest rate between 5.58% and 6.125%, and is payable monthly. This loan is collateralized by the Company’s machinery and equipment.	116,532
$699,192

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Stockholders’ Equity

On February 6, 2007, the Board of Directors approved the sale of 2,750,000 units in a private placement offering. Each unit consists of one share of common stock and warrants to purchase shares of common stock equal to 8% of the number of common shares subscribed. The warrants expire in three years and have an exercise price of $5.00 per share. On February 28, 2007, the Company received the minimum required placement of $3,000,000 USD of units of its securities consisting of shares of common stock and stock purchase warrants (8% warrant coverage) in a private placement exempt from registration under the Securities Act. A total of 1,000,000 units, each unit representing one share of the Company’s common stock and a three year common stock purchase warrant, were sold through the end of business February 28, 2007 (there were two additional closings through April 29, 2007-See Note 11). Each unit was priced at $3.00 with $3,000,000 in total having been received. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. In connection with the above mentioned private placement offering , the Company paid commissions and fees totaling $276,335.

The value of the 160,000 warrants (80,000 to the investor and 80,000 to the placement agent) of $226,610 was determined using the Black-Scholes pricing model with the following assumptions: discount rate - 5.0%; dividend yield - 0%; expected volatility - 50% and term of 3 years. The recording of the value of these warrants had no impact in the financial statements as the entry was to debit and credit additional paid in capital for the value of the warrants.

In connection with the private placement, the Company gave the investors registration rights whereby the Company is obligated to file a registration statement within 60 days of the final closing of the offering or be subject to non-registration penalties equal to 2% per month. The Company plans to file the registration statement within 60 days of the final closing (April 29, 2007 - see note 11) related to this private placement.

Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $4,412 and $16,081 for the three months ended March 31, 2007 and 2006, respectively. The Company has recorded welfare payable of $78,610 at March 31, 2007 which is included in tax and welfare payable in the accompanying consolidated balance sheet.

Note 6 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund” (“SCWF”), which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

The Company has appropriated $86,991 and $31,209 as reserve for the statutory surplus reserve for the three months ended March 31, 2007 and 2006, respectively.

Note 7 - Earnings Per Share

Earnings per share for the three months ended March 31, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. At March 31, 2007 and 2006, there were no dilutive securities.

Note 8 - Related Party Transactions

During the three months ended March 31, 2007, the Company repaid $742,468 in advances from related parties.

Due to related parties and due from related parties represent amounts payable and receivable from related parties arising from purchases and sales transactions.

Advances to and from related parties and shareholders are non interest bearing and are payable or receivable on demand.

Sales to related parties amounted to $77,054 and $25,746 for the three months ended March 31, 2007 and 2006, respectively.

Due from related parties amounted to $93,187 as of March 31, 2007.

Purchases from related parties amounted to $9,284 and $4,928 for the three months ended March 31, 2007 and 2006, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to related party amounted to $4,661 as of March 31, 2007.

The parties are related through one common shareholder who is a majority shareholder in all the related entities.

Note 9 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
Effect of tax holiday and waiver of
current tax liability	(15%)	-
	18%	33%

In July 2006, as a result of an investment by a foreign investor in one of the Company’s subsidiaries, the Company’s subsidiary became a Sino-Foreign Joint Venture. Pursuant to the Chinese income tax law, the Company’s subsidiary became fully exempt from income tax for a period of two years from July 14, 2006 to July 14, 2008, followed by a reduced tax rate of 15% for the next three years. Concurrent with the exemption, the tax authorities waived approximately CNY 3,400,000 ($425,429) in taxes due.

The effect of the change of tax status has been accounted for in accordance with SFAS No. 109, par. 28, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company’s subsidiary had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the three months ended March 31, 2007 would have been approximately $313,000 and earnings per share would have been reduced to $0.01.

Note 10 - Acquisition of Guangxi Huijie Sci. & Tech. Feed Co, Ltd

On December 20, 2006, the Company completed its acquisition of Guangxi Huijie. The Company acquired 100% of Guangxi Huijie’s issued and outstanding shares of common stock for $1,100,420 which was paid in cash. Guangxi Huijie is engaged in the research and development, manufacture, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market. Guangxi Huijie operates a production plant in Nanning City and sells to distributors and large-scale swine farms. The Company acquired Guangxi Huijie as part of its strategic growth plan.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the three months ended March 31, 2006

	As Reported
	by the	Guangxi
	Company	Huijie	Adjustments		Pro forma

Net Revenue	$2,094,289	$1,543,893	$-		$3,638,182

Cost of Revenue	1,305,090	1,068,569	-		2,373,659

Gross Profit	789,199	475,324	-		1,264,523

Operating expenses:
Selling expenses	265,512	39,178	-		304,690
General and administrative expenses	109,471	44,124	1,356	a.	154,951

Total operating expenses	374,983	83,302	1,356		459,641

Income from operations	414,216	392,022	(1,356)		804,882

Non-operating income (expense):
Other income (expense)	948	(129)
Interest income	181	164	-		345
Interest expense	-	(1,756)	(19,423)	b.	(21,179)

Total non-operating income (expense)	1,129	(1,721)	(19,423)		(20,834)

Income before income tax	415,345	390,301	(20,779)		784,048

Income tax	136,963	96,562	-		233,525

Net income	$278,382	$293,739	$(20,779)		$550,523

Earnings per share	$0.02				$0.04

Weighted average shares outstanding	15,006,723				15,006,723

a.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase.
b.	to record interest expense on the acquisition note.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 - Subsequent Event

In connection with the private placement offering of units of one share of our common stock and a warrant to purchase our common stock (8% coverage) for $3USD approved by our Board of Directors on February 6, 2007 (see Note 4), subsequent to the initial closing of $3,000,000 on February 28, 2007, the Company sold (i) an additional 712,753 units for proceeds of $2,138,259 on April 6, 2007 and (ii) a further additional 564,000 units on April 29, 2007 for proceeds of $1,692,000. Total proceeds from the offering were $6,830,259 on the sale of 2,276,753 units. Fees of (i) 8% of the securities in cash and (ii) a number of common stock purchase warrants equal to 8% of the units placed were paid to participating selected dealers and a finder. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United State except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Item 2. Management's Discussion and Analysis or Plan of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Audited Financial Statements and Notes thereto included in Form 10-KSB for the year ended December 31, 2006. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

For a description of these and other generally accepted accounting policies that we follow, see note 2, Summary of Significant Accounting Policies , contained in the explanatory notes to our annual consolidated financials statements included with our Annual Report on Form 10KSB for the year ended December 31, 2006.

Recent Accounting Pronouncements

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

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are analyzing the potential accounting treatment.

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

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Revenues. We generated revenues of $4,978,295 for the three months ended March 31, 2007, an increase of $2,884,006 or 137.71%, compared to $2,094,289 for the three months ended March 31, 2006. The increase in revenue was due to an increase in all feed products sold by us, the acquisition of the Guangxi Huijie subsidiary and the introduction of the Airubao Series, a new special blended feed product formulated especially for baby pigs. We sold 4,330.5 metric tons (MT) of pre-mix sold for the three months ended March 31, 2007, an increase of 418.5 metric tons or 10.7%, versus 3,912 MT for the three months ended March 31, 2006. Blended feed (not including 1,900 MT of Airubao Series) sold during the three months ended March 31, 2007 was 1128.3 MT, an increase of 530.2 MT or 88.6%, versus 598.1 MT for the three months ended March 31, 2006. In addition, sales of other feeds increased from 161.4 MT for the three months ended March 31, 2006 to 272 MT during the three months ended March 31, 2007, an increase of110.6 MT or 68.5%.

During March 2007, we launched a new special blended feed designed specifically for baby pigs, called the Airubao Series. The Airubao Series is intended to be used four days after weaning. Its main ingredients are amino acids, vitamins, feed additives and minerals. It is intended to maximize the baby pig’s feed intake, help the baby pig adapt to corn feeding, enhance immunity and digestibility, and reduce post-weaning syndrome. The large pig farms are expected to be the largest users of the Airubao Series although we have introduced the Series to the small individual farmers as well. We have gained immediate acceptance from our customers, signing sales contracts for approximately $2,000,000 as of mid April 2007. We delivered approximately $1.2million of this new product during the three month period ended March 31, 2007. This product line consists of a series of three distinct formulations, the average gross margin is approximately 24%, and the average selling price is approximately $670 per MT. The Annual Report on China’s Feed Industry, published by the Chinese government, estimates that the market for premium baby pig feed is approximately $3.8 billion per year.

Gross Profit. Gross profit for the three months period ended March 31, 2007 was $1,543,206, an increase of $754,007 or 95.54% compared to $789,199 for the same period ended March 31, 2006. Gross margins decreased to 31.00% from 37.68% for the same period last year. The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series, which we believe is a great introductory product with a gross profit margin of approximately 24% in comparison to our blended feed products which during the three month period ended March 31, 2007 had a gross profit margin of approximately 17.0%; (ii) we experienced approximately a 37.8% increase in the unit cost of goods sold of blended feed during the three months ended March 31, 2007 compared to the same period in 2006; (iii) the unit cost of goods sold for premix products increased approximately 5.9% during the three months ended March 31, 2007 compared to the same period in 2006.

Costs and Expenses. The cost of sales in the three month period ended March 31, 2007 was $3,435,089, an increase of $2,129,999 or 163.21% compared to $1,305,090 for the same period ended March 31, 2006. We experienced approximately 37.8% and 5.9% increase in the unit cost of goods sold for blended feed and premix products, respectively, during the three month period ended March 31, 2007 compared to the same period in 2006. In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request we supply to them customized formulations of our products. In any given month, the cost of the various additives used fluctuates, which can be reflected in temporary increases in unit cost of goods sold. We believe even though this may have an effect on our short term profits, we take the long term view that it builds customer loyalty and builds the AgFeed brand.

Selling, General and Administrative Expenses. Our expenses for the three month period ended March 31, 2007 were $565,315 compared to $374,983 for the three month period ended March 31, 2006, an increase of $190,332 or 50.76%. Our general and administrative expense increased by 102.72% or $112,453 to $221,924 for the three month period ended March 31, 2007 compared to $109,471 for the three month period ended March 31, 2006. We incurred legal and audit expense in the three month period ended March 31, 2007 associated with being a publicly listed company that we did not incur during the same period in 2006. General and administrative expense includes the overhead expenses of our office (rent, management and staff salaries, general insurance, marketing, accounting and legal). Selling expenses for the period increased by 29.33% and is due to the 137.71% increase in revenues and the costs associated with entering markets in neighboring provinces. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income. Our net income for the three month period ended March 31, 2007 was $779,181 compared to $278,382 for the three month period ended March 31, 2006, an increase of $500,799 or 179.90%, resulting from the $563,675 or 136.08% increase in income from operations, during the three month period ended March 31, 2007 our income from operations was $977,891 compared to $414,216 for the three month period ended March 31, 2006. Non operating expense was $23,412 during the three month period ended March 31, 2007, compared to $1,129 of non operating income for the three month period ended March 31, 2006. The major reason for the expense during this period in 2007 was interest paid in connection with the acquisition of Guangxi Huijie. In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July of 2006. Nanchang Best receives favorable tax status and is exempt from income tax through July 14, 2008 and will pay a reduced rate of 15% for the next three years. As a result income taxes were only paid by our Shanghai Best and Guangxi Huijie subsidiaries during the three month period ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2007, we had $2,672,889 cash and cash equivalents on hand. During the three month period ending March 31, 2007, we initiated an offering of our securities in a private placement. On February 28, 2007, we received $3,000,000 for the sale of our securities. We extended the offering through April 29, 2007. Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of new subsidiaries in our industry as opportunities present themselves, as well as general corporate purposes.

At the close of the private placement on April 29, 2007, we received a total of $6,830,259 for the sale of our securities to accredited investors. A total of 2,276,753 units were sold, each unit represented one share of our common stock and a three year common stock purchase warrant. Each unit was priced at $3.00 per unit, each stock purchase warrant provided for 8% warrant coverage of the number of units purchased. In connection with the private placement, fees of 8% of the securities placed was payable in cash and a number of common stock purchase warrants equal to 8% of the units placed were paid to participating dealers and a finder. All stock purchase warrants have a three year term and have an initial exercise price of $5.00. We received net proceeds from the private placement of $6,231,602.28 after deduction of costs associated with the financing of $598,656.72. We used $1,131,000 of the net proceeds to repay the short term bank loan we had in connection with our acquisition Guangxi Huijie. We also used $160,000 to make a good faith deposit with a company that we are in negotiations to acquire.

As of March 31, 2007, we had total loans payable of $699,192, comprised of two loans. A short term bank loan of $582,660, with an interest rate of 7.02% payable monthly, and due May 17, 2007, collateralized by our office building, workshop, employee dorms, and use right of land. A short term bank loan of $116,532, payable December 4, 2007, with an interest rate between 5.58% and 6.125%, payable monthly, and is collateralized by our machinery and equipment.

We have purchased and sold products to other business entities that our President, Mr. Xiong Junhong has an ownership stake.

As of March 31, 2007 these other entities have a balance due to us in the amount of $93,187 for products that we sold to them. The following chart provides the amount due from each entity and the percentage ownership of Mr. Xiong in each entity.

Name of Business Entity	Amount due to AgFeed	Percentage ownership of Mr. Xiong
Beijing Best Animal Husbandry Co., Ltd.	$21,728	51%
Nanchang Tiandiren Tech. Development Co., Ltd.	37	73%
Xiamen Best Animal Husbandry Co., Ltd	5,338	52%
Guangzhou Best Animal Husbandry Co., Ltd.	20,670	78.5%
Jiujiang Best Hog Farm	45,414	87%
Total Amount Due	$93,187

As of March 31, 2007 we owe Nanchang Tiandiren Technology Development Co., Ltd $4,661 for products that we purchased from them. Mr. Xiong owns 73% of this entity.

At March 31, 2007 our accounts payable was $1,339,353 and other payables was $44,458. The Company's accounts receivable increased by $1,655,257 for the three months ended March 31, 2007. Other receivables decreased by $115,817. Advances to suppliers increased $167,177 while inventory increased $127,704 during the period.

Our accounts payable increased $529,770, other payables decreased $12,453, unearned revenues decreased $30,666 and accrued expenses decreased $43,655. Tax and welfare payable increased $131,608, for the three months ended March 31, 2007.

We used $24,125 in investing activities during the three month period ended March 31, 2007 for the acquisition of property and equipment.

We received $2,024,846 in cash from financing activities. We received $2,723,665, net of offering costs, from the sale of our securities during the three months ended March 31, 2007. We used $1,102,004 to repay the note payable associated with the acquisition of Guangxi Huijie. We used $160,000 to make a good faith payment to a company that we are in negotiations to acquire. We also received $226,083 on the collection of a subscription receivable, and $930,623 was received from advances that were made to related parties. During the three month period ended March 31, 2007 we used $753,521 to pay advances from shareholders.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. On February 28, 2007, we closed the first round of a private placement to an accredited investor. We sold $3,000,000 of units of our securities, each unit consisting of one share of common stock and a warrant to purchase .08 share of common stock.  Each unit was priced at $3.00. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable at an initial exercise price of $5.00 per share.

On April 6, 2007 we closed on the second round of the private placement. We received $2,138,259 for the sale of 712,753 units of our securities, before deductions of offering expenses. We closed the third round of the private placement on April 29, 2007 and we received $1,692,000 for the purchase of 564,000 units of our securities, before deductions of offering expenses. The terms of these two rounds of the private placement were the same as the first described above.

We believe that adequate cash flow will be available to fund our operations, although we may raise additional funds in the future

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China.

There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of a private placement of up to 2,750,000 units of its securities, each unit consisting of one share of common stock and a warrant to purchase shares of common stock equal to 8% of the number of shares purchased (the “Private Placement”), on February 28, 2007 the Company sold one million units, at a price per unit of $3.00, for a total price of $3,000,000 to an “accredited investor”, as that term is defined in Regulation D adopted pursuant to the Securities Act of 1933, as amended. The Company paid to a selected dealer a placement fee (i) in cash of 8% of the sales price of the units sold and (ii) a number of common stock purchase warrants equal to 8% of the number of units sold.

The warrants have a term of three years and an exercise price of five dollars. The issuance of the shares of common stock and warrants sold in the Private Placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation 506 adopted by the Securities Exchange Commission.

The shares of common stock sold in the Private Placement and the shares of common stock issuable upon exercise of the warrants sold in the Private Placement are covered by a Registration Rights Agreement entered into by the Company in connection with the Private Placement.

Subsequent to March 31, 2007, in April 2007, as part of the Private Placement, the Company sold an aggregate of an additional 1,276,753 units on the terms and conditions set forth above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers.

4.2	Form of Registration Rights Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agfeed Industries, Inc.

May 14, 2007	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

May 14, 2007	By:	/s/ Yan Laing Fan
Yan Laing Fan Chief Financial Officer (Principal Financial and Accounting Officer)