Form 10QSB
period 2007-06-30
Agfeed Industries, Inc
filed 2007-08-14
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 2, 2007 - 27,026,756 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AGFEED INDUSTRIES, INC.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

June 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,199,987
Accounts receivable, net of allowance for doubtful accounts of $68,400	5,295,836
Advances to suppliers	120,537
Other receivable	262,304
Inventory	918,334
Prepaid expense	98,456
Other current assets	49,828

Total current assets	15,945,282

PROPERTY AND EQUIPMENT, net	1,382,644

INTANGIBLE ASSETS	548,294

OTHER ASSETS	620,000

TOTAL ASSETS	$18,496,220

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,311,910
Other payables	28,799
Unearned revenue	59,019
Accrued expenses	197,583
Accrued payroll	94,718
Short term loans	1,810,306
Tax and welfare payable	227,189

Total current liabilities	3,729,524

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized; 27,026,756 shares issued and outstanding	27,027
Additional paid-in capital	10,303,855
Other comprehensive income	260,029
Statutory reserve	448,916
Retained earnings	3,726,869
Total stockholders' equity	14,766,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,496,220

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$6,891,153	$2,092,501	$11,869,448	$4,186,790

Cost of Revenue	4,881,227	1,294,308	8,316,316	2,599,398

Gross profit	2,009,926	798,193	3,553,132	1,587,392

Operating expenses
Selling expenses	529,625	313,890	873,016	579,402
General and administrative expenses	259,777	144,545	481,701	254,016
Total operating expenses	789,402	458,435	1,354,717	833,418

Income from operations	1,220,524	339,758	2,198,415	753,974

Non-operating income (expense):
Other income (expense)	1,652	14,540	10,722	15,488
Interest income	44,023	(181)	54,190	-
Interest expense	(20,956)	(1,814)	(63,605)	(1,814)

Total non-operating income (expense)	24,719	12,545	1,307	13,674

Income before income tax	1,245,243	352,303	2,199,722	767,648

Income tax	(215,759)	112,845	(40,461)	249,808

Net income	$1,461,002	$239,458	$2,240,183	$517,840

Other comprehensive income
Foreign currency translation gain	92,277	5,859	143,183	16,991

Comprehensive Income	$1,553,279	$245,317	$2,383,366	$534,831

Weighted average shares outstanding :
Basic	25,935,813	15,006,723	25,144,526	15,006,723
Diluted	25,959,272	15,006,723	25,144,526	15,006,723

Earnings per share:
Basic	$0.06	$0.02	$0.09	$0.03
Diluted	$0.06	$0.02	$0.09	$0.03

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,240,183	517,840
Adjustments to reconcile net income to net cash provided in (used in) operating activities:
Depreciation	77,897	48,819
Loss on disposal of property and equipment	-	453
Amortization	48,981	2,441
(Increase) / decrease in assets:
Accounts receivable	(3,412,186)	(695,132)
Other receivable	(53,432)	4,548
Inventory	(118,418)	40,427
Due from related party	100,703	(2,227)
Advances to suppliers	(40,399)	(11,753)
Prepaid expense	(86,241)	(1,003)
Other assets	(666,903)	-
Increase / (decrease) in current liabilities:
Accounts payable	476,037	10,373
Unearned revenue	(24,259)	(54,277)
Other payables	(29,166)	(10,245)
Due to related party	-	(2,086)
Accrued expenses	101,000	13,195
Accrued payroll	55,832	-
Tax and welfare payable	(59,307)	213,688

Net cash provided by (used in) operating activities	(1,389,678)	75,061

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(52,656)	(57,540)
Acquisition of intangible assets	-	(1,778)

Net cash used in investing activities	(52,656)	(59,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to shareholders	(746,645)	(24,899)
Advances from related parties	-	49,798
Repayment to related parties	-	(58,675)
Advance to related parties	-	(65,371)
Proceeds from loans	1,086,646	560,238
Proceeds from the sale of common stock	9,830,259	-
Offering costs	(822,756)	-
Payment on note payable	(1,102,004)	-
Collection of subscription receivable	226,083	-
Collection from related parties	935,859	44,495

Net cash provided by financing activities	9,407,442	505,586

Effect of exchange rate changes on cash and cash equivalents	30,779	3,773

NET INCREASE IN CASH & CASH EQUIVALENTS	7,995,887	525,102

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,204,100	136,406

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,199,987	$661,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$32,602	$2,294
Income taxes paid	$53,982	$39,700

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by AgFeed Industries, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization and Line of Business

AgFeed Industries, Inc. formerly known as Wallace Mountain Resources Corp., (hereinafter referred to as the “Company” or “AgFeed”) was incorporated in the State of Nevada on March 30, 2005.

On October 31, 2006, the Company entered into and closed a share purchase agreement with Nanchang Best Animal Husbandry Co., Ltd., a corporation formed under the laws of the People’s Republic of China (“Nanchang Best”), and each of Nanchang Best’s shareholders (the “Nanchang Purchase Agreement”). Pursuant to the Nanchang Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Nanchang Best from the Nanchang Best shareholders in exchange for 16,128,000 shares of common stock.

Contemporaneously, on October 31, 2006, the Company entered into and closed a share purchase agreement with Shanghai Best Animal Husbandry Co., Ltd., a corporation formed under the laws of the People’s Republic of China (“Shanghai Best”), and each of Shanghai Best’s shareholders (the “Shanghai Purchase Agreement”). Pursuant to the Shanghai Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Shanghai Best from the Shanghai Best shareholders in exchange for 3,072,000 shares of common stock.

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

On December 20, 2006, the Company entered into and closed a share purchase agreement with Guangxi Huijie Sci. & Tech. Feed Co, Ltd., a company formed pursuant to the laws of the People’s Republic of China (“Guangxi Huijie”), and the shareholders of Guangxi Huijie pursuant to which the Company acquired all the outstanding shares of Guangxi Huijie for a total purchase price of eight million six hundred thousand Chinese Renminbi (8,600,000 CNY), equivalent to approximately U.S. $1,100,420 based on exchange rates reported in the Wall Street Journal for December 20, 2006.

The Company obtained the funds for the acquisition of the Guangxi Huijie shares by borrowing 8,600,000 CNY from Sunrise Capital International, Inc. The proceeds of the loan from Sunrise Capital International, Inc. were paid directly to the selling shareholders of Guangxi Huijie as consideration and as provided by the share purchase agreement. The Company’s repayment obligation is evidenced by a promissory note bearing interest at the rate of seven percent per annum (7%) and maturing in six months. This loan was repaid in March 2007.

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

Foreign Currency Translation

As of June 30, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of six months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful debts amounted to $68,400 as of June 30, 2007.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its materials. The advances to suppliers are interest free and unsecured. At June 30, 2007, the Company had advances to suppliers in the amount of $120,537.

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years

The following are the details of the property and equipment at June 30, 2007:

Office equipment	$79,642
Operating equipment	509,124
Vehicles	260,758
Buildings	949,522
Total	1,799,046

Less accumulated depreciation	(416,402)

$1,382,644

Depreciation expense for the six months ended June 30, 2007 and 2006 was $78,299 and $48,819, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of the right to use land and computer software. Net intangible assets at June 30, 2007 are as follows:

Right to use land	$564,910
Computer software	11,478
Total	576,388

Less Accumulated amortization	(28,094)

Intangibles, net	$548,294

Per the People’s Republic of China’s governmental regulations, the Government owns all land. The Company leases land pursuant to two real estate contracts with the government of the People’s Republic of China. One real estate contract  for a period from November 2006 through October 2056 and the other real estate contract is from January 2000 through December 2050. The Company obtained possession of the land in July of 2005. Accordingly, the Company is amortizing the cost of the right to use land from that date.

The right to use land is amortized over a period of 50 years and the computer software is amortized over three years.

Other Assets

Included in other assets is $620,000 for a refundable good faith deposit with a company that the Company is in negotiations to acquire.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company is not subject to VAT withholdings.

The Company gives volume rebates to certain customers based on volume achieved. The Company accrues sales rebates based on actual sales volume.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. On May 31, 2007, the Company granted an aggregate of 32,000 stock options to its directors and strategic advisor.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $260,029 at June 30, 2007 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six months ended June 30, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $143,183 and $16,991, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding during the six months ended June 30, 2006 and during the six months ended June 30, 2007, there were 611,787 warrants and 32,000 options outstanding. The exercise price was greater than the Company’s average stock price for the six months ended June 30, 2007; therefore, the basic and diluted earnings per shares for the six months ended June 30, 2007 and the three and six months ended June 30, 2006 are the same. For the three months ended June 30, 2007, the Company’s average stock price was greater than some of the exercise prices which resulted in additional common stock equivalents of 23,459 shares.

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

Recent Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

Note 3 - Notes Payable

Notes payable at June 30, 2007 were as follows:

Short-term bank loan; interest rate of 7.44% payable monthly. The term of the loan is from May 28, 2007 to May 27, 2008. This loan is collateralized by the Company’s office building, workshop, employee dorms and use right of land.	$788,232
Short-term bank loan; interest rate of 6.12% payable monthly. The term of the loan is from December 5, 2006 to December 4, 2007. This loan is collateralized by the Company’s equipment.	118,235
Short-term bank loan; interest rate of 6.57% payable monthly. The term of the loan is from May 25, 2007 to May 24, 2008. This loan is collateralized by the Company’s use right of land.	275,881
Short-term bank loan; interest rate of 5.67% payable monthly. The term of the loan is from April 11, 2007 to October 11, 2007. This loan is collateralized by the officer’s bank deposits.	627,958
$1,810,306

Note 4 - Stockholders’ Equity

Common Stock

On April 29, 2007, the Company completed a final closing of a private placement offering of units pursuant to which it sold an aggregate of 2,276,753 units at an offering price of $3.00 per unit for aggregate gross proceeds of $6,830,259. Each unit consisted of one share of common stock and a warrant to purchase 8% of one share of common stock. Accordingly, the Company issued an aggregate of 2,276,753 shares of its common stock and warrants to purchase 182,146 shares of its common stock to the 37 accredited investors who participated in this offering. The warrants are exercisable for a period of three years at an exercise price of $5.00 per share. In addition, the Company compensated two participating selected dealers and one finder that assisted us in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sale of units placed totalling $546,421 plus (ii) issuing them warrants to purchase an aggregate of 182,141 shares of our common stock, representing 8% of the units placed.

The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The value of the 364,287 warrants mentioned above of $664,717 was determined using the Black-Scholes pricing model with the following assumptions: discount rate - 5.0%; dividend yield - 0%; expected volatility - 50% and term of 3 years. The recording of the value of these warrants had no impact in the financial statements as the entry was to debit and credit additional paid in capital for the value of the warrants.

On June 22, 2007, the Company completed a private placement offering of units pursuant to which it sold an aggregate of 750,000 units at an offering price of $4.00 per unit for aggregate gross proceeds of $3,000,000. Each unit consisted of one share of common stock and a warrant to purchase 25% of one share of common stock. Accordingly, the Company issued 750,000 shares of its common stock and warrants to purchase 187,500 shares of its common stock to the one accredited investor who participated in this offering. The warrants are exercisable for a period of three years at an exercise price of $5.60 per share. In addition, the Company compensated Four Tong Investments, Ltd. for assisting it in the sale of securities in this private placement offering by (i) paying them $240,000, plus (ii) issuing them warrants to purchase 60,000 shares of its common stock on the same terms and conditions as the warrants granted in the offering.

The value of the 247,500 warrants mentioned above of $546,511 was determined using the Black-Scholes pricing model with the following assumptions: discount rate - 5.0%; dividend yield - 0%; expected volatility - 50% and term of 3 years. The recording of the value of these warrants had no impact in the financial statements as the entry was to debit and credit additional paid in capital for the value of the warrants.

In connection with each of the private placement offerings that the Company completed in 2007, the Company entered into a registration rights agreement with each of the investors pursuant to which it agreed to register the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in each offering for an offering.

If:            (i) a resale registration statement is not filed on or prior to the date that is 60 days after the final closing of the respective private placement offering;

(ii)  the Company fails to file with the Securities and Exchange Commission (the “SEC”) a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days of the date that the Company is notified (orally or in writing, whichever is earlier) by the SEC that a Registration Statement will not be “reviewed,” or is not subject to further review;

(iii)  prior to the date when such registration statement is first declared effective by the SEC, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC in respect of such registration statement within 15 trading days after the receipt of comments by or notice from the SEC that such amendment is required in order for a registration statement to be declared effective;

(iv)  a registration statement filed or required to be filed in satisfaction of these rights is not declared effective by the SEC on or before the date that is 180 days after the final closing of the respective private placement offering as a result of the failure of the Company to meet its obligations with respect to such filing as provided for in the registration rights agreements, or

(v)  after a registration statement is first declared effective by the SEC, it ceases for any reason to remain continuously effective as to the registrable securities held by an investor, or the investor is not permitted to utilize the prospectus therein to resell such registrable securities, for in any such case 15 consecutive trading days but no more than an aggregate of 25 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an “Event,” and for purposes of clause (i) or (iv) the date on which such Event occurs, or for purposes of clause (ii) the date on which such 5 trading day period is exceeded, or for purposes of clause (iii) the date which such 15 trading day period is exceeded, or for purposes of clause (v) the date on which such 15- or 25-day period, as applicable, is exceeded being referred to as an “Event Date”), then:

- on the first Event Date to occur, the Company is obligated pay to each investor in the private placement offerings whose obligations have been breached an amount in cash equal to 2.0% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor; and

- on each anniversary of such Event Date (if the applicable Event, or any subsequent Event, shall not have been cured by such date) until all Event(s) are cured, the Company shall pay to such Investor an amount in cash equal to 2.0% of the aggregate purchase price paid by such Investor pursuant to the Subscription Agreement for any Registrable Securities then held by such Investor. While there is no cap on the amount of such liquidated damages that the Company may be required to pay to the investors, these liquidated damages are the sole remedy available to an investor for any breach of the registration agreements, provided that, the investors may seek injunctive relief, including specific performance of their rights under the registration rights agreements.

If the Company fails to pay any liquidated damages in full within seven days after the date payable, then the Company is obligated to pay interest thereon at a rate of 15% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The liquidated damages pursuant to the terms hereof shall apply on a daily pro-rata basis for any portion of a year prior to the cure of an Event.

Stock Options

The following table summarizes the stock options for the periods or as of the dates indicated:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2006	—	$—
Granted	32,000	$5.30
Balance, June 30, 2007	32,000	$5.30
Exercisable, June 30, 2007	—	$—

The fair value of the stock options granted in 2007 of $70,907 was calculated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 34%; risk-free interest rate of 5.0%; expected life of 5.0 years; no expected dividend yield; and is being amortized over the vesting period of the options.

The weighted average remaining contractual life of stock options outstanding for directors, officers and employees is 4.92 years at June 30, 2007. The intrinsic value of the outstanding options at June 30, 2007 was $24,000. The exercise price for all stock options outstanding at June 30, 2007 was $5.30.

Note 5 - Employee Welfare Plan

The Company had its own employee welfare plan in accordance with Chinese law and regulations before all three subsidiaries in China became Sino-foreign joint ventures. The Company made annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $29,076 and $4,412 for the six months ended June 30, 2006 and 2007, respectively. In accordance with Chinese law, a Sino-foreign joint venture is not required to accrue welfare payable in advance since January 2006, and local entities are not required to accrue such payable since January 2007. Accordingly, all three subsidiaries have stopped accruing welfare payable. Instead, welfare expense is recorded as incurred. As of June 30, 2007, welfare payable has a balance of $75,280, which is included in tax and welfare payable in the accompanying consolidated balance sheet.

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

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one “Statutory surplus reserve” requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Pursuant to the “Circular of the Ministry of Finance ( MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced” (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At June 30, 2007, the Company did not have a deficit in the SCWF.

The Company has appropriated $177,801 and $84,106 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2007 and 2006, respectively.

Note 7 - Related Party Transactions

During the six months ended June 30, 2007, the Company repaid $746,645 in advances from the companies that were related to the Company prior to the second quarter of 2007. All these companies were related to the Company through one common shareholder. In the second quarter of 2007, the shareholder sold his shares in all related entities to third parties.

Due to related parties and due from related parties represent amounts payable and receivable from related parties arising from purchases and sales transactions.

Advances to and from related parties and shareholders are non interest bearing and are payable or receivable on demand.

Sales to related parties amounted to $77,054 and $106,414 for the six months ended June 30, 2007 and 2006, and $0 and $80,668 for the three months ended June 30, 2007 and 2006 respectively.

Purchases from related parties amounted to $9,284 and $55,455 for the six months ended June 30, 2007 and 2006 and $0 and $50,527 for the three months ended June 30, 2007 and 2006, respectively.

Note 8 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Six months
	Ended June30,
	2007	2006
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
Effect of tax holiday and waiver of
current tax liability	(35%)	-
	(2%)	33%

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

On June 5, 2007, Shanghai Best received a tax exemption certificate from the local tax bureau and is exempt from income tax from January 1, 2007 to December 31, 2008, followed by a reduced tax rate of 15% for the next three years.

On April 25, 2007, Guangxi Huijie also received an exemption from income tax for the period from January 1, 2006 to December 31, 2008.  The exemption was issued by the local government because Huijie is located in a zone where federal government encourage establishment of new entities.

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

If the Company’s subsidiary had not been exempt from paying income taxes, income tax expense for the six months ended June 30, 2007 would have been approximately $726,000 and earnings per share would have been reduced by approximately $0.03 per share.

Note 9 - Acquisition of Guangxi Huijie Sci. & Tech. Feed Co, Ltd

On December 20, 2006, the Company completed its acquisition of Guangxi Huijie.

The pro forma financial information shown below presents the consolidated operations of the Company as if the Guangxi Huijie acquisition had occurred as of the beginning of the periods presented is presented.

For the six months ended June 30, 2006
	As Reported
	by the	Guangxi
	Company	Huijie	Adjustments	Pro forma

Net Revenue	$4,186,790	$1,156,170	-	$5,342,960

Cost of Revenue	2,599,398	798,082	-	3,397,480

Gross Profit	1,587,392	358,088	-	1,945,480

Operating expenses:
Selling expenses	579,402	72,429	-	651,831
General and administrative expenses	254,016	49,052	2,713 a.	305,781

Total operating expenses	833,418	121,481	2,713	957,612

Income from operations	753,974	236,607	(2,713)	987,868

Non-operating income (expense):
Other income (expense)	15,488	30
Interest income	-	105	-	105
Interest expense	(1,814)	(4,376)	(38,846) b.	(45,036)

Total non-operating income (expense)	13,674	(4,241)	(38,846)	(44,931)

Income before income tax	767,648	232,366	(41,559)	942,937

Income tax	249,808	-	-	249,808

Net income	$517,840	$232,366	(41,559)	$693,129

Earnings per share	$0.03			$0.05

Weighted average shares outstanding	15,006,723			15,006,723

a.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase.
b.	to record interest expense on the acquisition note.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Overview

We are incorporated under the laws of the state of Nevada. We engage in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China’s domestic animal husbandry markets. Our chief source of revenues is the sale of feed products for pigs, however, we do produce other feed products for chickens and cows. We sell our products in approximately ten provinces within the People’s Republic of China.

We currently conduct our business through the following three operating subsidiaries in China:

•	Nanchang Best is located in the province of Jiangxi,
•	Shanghai Best is located in Shanghai City, and
•	Guangxi Huijie is located in the province of Guangxi.

We operate each subsidiary independently with regard to manufacturing and marketing and sales efforts. We do have some sharing of sales referrals and leads amongst the subsidiaries, but they do not compete against each other for new sales. Most of our research and development occurs at Nanchang and Guangxi, and each shares their efforts with the other and Shanghai. In addition, many of the administrative duties are performed by Nanchang for Shanghai, and we are attempting to study the feasibility of centralizing more administrative functions.

We are targeting growth through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through approximately 300 new franchise chain stores (as of August 10, 2007), and (iii) an aggressive acquisition program to increase the number of provinces in China in which we do business.

Our revenues increased 12.9% in 2006 as compared to 2005 and our net income increased 110% in 2006 as compared to 2005. Similarly, in the six month period ended June 30, 2007, our revenues increased 183.5% and our net income increased 332.6% compared to the six month period ended June 30, 2006. The increases we experienced in both periods are the result of our organic growth at each operating subsidiary. In addition, the growth in the first half of fiscal 2007 reflects the acquisition of our Guangxi Huijie subsidiary in December 2006. Since we acquired Nanchang Best and Shanghai Best in October 2006, we have effectively marketed our products through a team based approach, sharing sales leads and referrals. We also developed the new Arubao Series of product at Nanchang Best and introduced the product in our three current subsidiaries.

Since January 2007, we established approximately 300 franchise chain stores to complement our existing distribution channels. We will continue to market our products to the operators of large swine farms and large distributors. We will now rely on the franchisees to market and sell our products to the smaller swine farms. Even though the number of small swine farms in China is declining, we did not want to lose revenues by forgoing sales to this market segment. We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply to them customized formulations of our products. In any given month, the cost of the various additives used in these customized formulations fluctuates, which can result in temporary increases in unit cost of goods sold. We believe even though this may have an effect on our short term profits, we take the long term view that it increases customer loyalty and builds the AgFeed brand. The increase in our revenues during the six months ended June 30, 2007 were mostly due to increases in the volume of products sold as a direct result of new products launched and our expansion to new markets. We also experienced increases in our cost of goods sold during the six months ended June 30, 2007. The costs of corn and soybean meal, which are two of our main raw materials, increased approximately 15% and 10%, respectively. In order to remain competitive in our markets, we have not increased the prices of our products to pass these cost increases on to our customers. Accordingly, our revenues have not increased during the three and six month periods ended June 30, 2007 in proportion to our cost of goods sold. We believe that this competitive pricing strategy has and will continue to increase our sales volume and ultimately increase our long-term revenue growth.

We also continue to aggressively search for acquisition targets in our industry, throughout China. The growth in sales and net revenues we experienced in the first half of fiscal 2007 compared to the first half of 2006 was due in part to our acquisition of Guangxi Huijie late in December 2006.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

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

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Allowance For Doubtful Accounts
The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. In determining the reserve, the Company evaluates the collectibility of its accounts receivable based upon a variety of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on its historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from the Company’s estimates.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. The Company’s evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, the Company assesses the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete. Inventory obsolescence and excess quantities have historically been minimal.

Long-Lived Assets
The Company periodically assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

Property and equipment: Useful lives of property and equipment is based on historical experience and industry norms. Changes in useful lives due to changes in technology or other factors can affect future depreciation estimates.

REVENUE RECOGNITION: Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings. We give volume rebates to certain customers based on volume achieved. We accrue sales rebates based on actual sales volume. Sales rebates for the year ended December 31, 2005 and 2006 and the six months ended June 30, 2006 and 2007 were $ 74,046 and $258,503 and $5,048 and $174,415 respectively. Sales returns for the six months ended June 30, 2006 and 2007 were $32,931 and $45,447 respectively.

We make estimates and judgments when determining whether the collectibility of revenue from customers is reasonably assured. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our financial position and results of operations.

Sales returns and allowances have historically been insignificant. Accordingly, estimating returns is not critical. However, if circumstances change, returns and allowance may impact the company’s earnings.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are analyzing the potential accounting treatment.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
	Three Months ended June 30, 2007	Three Months ended June 30, 2006	$ Change	% Change
Revenues	$6,891,153	$2,092,501	$4,798,652	229.3%
Cost of Sales	4,881,227	1,294,308	3,586,919	277.1%
Gross Profits	2,009,926	798,193	1,211,733	151.8%
Selling, General and Administrative Expenses	789,402	458,435	330,967	72.2%
Net Income	1,461,002	239,458	1,221,544	510.1%

Revenues. The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of the Guangxi Huijie subsidiary and the introduction in the first quarter of 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs. Guangxi contributed approximately 1,886 metric tons (MT) of premix volume during the three months ended June 30, 2007, accounting for significantly all of the increase in premix sales volume. During the three months ended June 30, 2007, we focused on increasing sales of the Airubao Series, which is a special blended feed product. For comparative purposes, we will analyze the blended feed and Airubao Series together. Together the blended category sold 6,171 MT compared to only 363 MT during the same period a year ago. This increase was due to the new Airubao sales and approximately 976 MT of blended feed sold by Guangxi offset by a decrease of approximately 600 MT of blended sales at Nanchang and Shanghai. The decrease of blended feed sold by Nanchang and Shanghai is more than compensated by the sales of the new Airubao Series products. Guangxi also accounted for 244 MT of other feed products. Overall, the Guangxi acquisition provided approximately 27.1% of our revenues and approximately 26.4% of the total volume of feeds during the three month period ended June 30, 2007.

While the increase in the average sales price of our blended products also contributed to our increase in revenues, this effect was offset by the decrease in the average sales price of our other products category. Also, we strategically did not seek to maximize our sales prices in order to remain competitive in our markets. We believe that this competitive pricing strategy has and will contribute to our increased sales volumes and ultimately lead to long-term revenues growth.

Feed Type	Metric Tons Sold 3 months ended June 30, 2007	Metric Tons Sold 3 months ended June 30, 2006	Difference	% change
Premix	5,206	3,325	1,881	56.6
Blended	732	363	369	101.7
Airubao	5,439	0	5,439	N/A
Other	384	78	306	392.3
Total	11,761	3,766	7,995	212.3

The average sale price/MT during the three months ended June 30, 2007 and June 30, 2006 of each of our product classes is set forth below.

Feed Type	Average Price/MT 3 Months Ended June 30, 2007	Average Price/MT 3 Months Ended June 30, 2006	Difference	% change
Premix	$662.69	$594.99	$27.70	4.7
Blended	687.34	453.83	233.51	51.5
Other	1,160.95	2,565.96	(1,405.01)	(54.8)

The average sale price/MT was calculated in U.S. Dollars using a conversion factor of 7.58 RMB to $1.00 USD. The average price for each product category was calculated by multiplying the prices charged in each product category at each operating subsidiary by a weighted average of revenues generated in each product category at each operating subsidiary as compared to total revenues generated by that product by all operating subsidiaries for the period. The Airubao Series is included in the calculations for blended feed.

During the first quarter of 2007, we launched the Airubao Series, a new special blended feed designed specifically for baby pigs. The Airubao Series is meant to be used four days after weaning. The main ingredients used in these products are amino acids, vitamins, feed additives and minerals. These products are intended to maximize the baby pig’s feed intake, help the baby pig adapt to corn feeding, enhance immunity and digestibility and reduce post-weaning syndrome. We anticipate that the large pig farms will be the largest users of the Airubao Series although we have also introduced the Series to the small individual farmers. We have gained immediate acceptance from our customers. We shipped approximately $3.3 million of this new product to customers during the three month period ended June 30, 2007. This product line consists of a series of three distinct formulations, the average gross margin is approximately 24%, and the average selling price is approximately $670 per MT. The Annual Report on China’s Feed Industry, published by the Chinese government, estimates that the market for premium baby pig feed is approximately $3.8 billion per year.

Cost of Goods Sold. We experienced approximately 27.3% and 15% increases in the unit cost of goods sold for blended feed and premix products, respectively, during the three month period ended June 30, 2007 compared to the same period in 2006. In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply customized formulations of our products. In any given period, the cost of the various additives used as raw materials in our products fluctuates, which can result in increases in unit cost of goods sold. During the three month period ended June 30, 2007, the costs of corn and soybean meal increased approximately 15% and 10%, respectively. These additives constitute approximately 70% of our raw material costs. These increased costs offset our increases in revenues. Even though this may have an adverse effect on our short term profits, we take the long term view that this practice results in customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits. In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Gross Profit. Gross margins decreased to 29.2% from 38.1% during the three months ended June 30, 2007 as compared to the same period last year. The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series; (ii) we experienced an approximate 27.3% increase in the unit cost of goods sold of blended feed during the three months ended June 30, 2007 compared to the same period in 2006; and (iii) the unit cost of goods sold for premix products increased approximately 15% during the three months ended June 30, 2007 compared to the same period in 2006.

Selling, General and Administrative Expenses. We incurred legal and audit expense in the three month period ended June 30, 2007 of approximately $46,500 associated with being a publicly traded United States reporting company that we did not incur during the same period in 2006. The increase in our general and administrative expense also reflects the addition of our Guangxi subsidiary, which had approximately $67,800 of general and administrative expenses during the three months ended June 30, 2007. General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Selling expenses for the period increased by 68.7% due to the 238% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our Guangxi subsidiary, which had approximately $160,300 of selling expenses during the three months ended June 30, 2007. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income. Our increase in net income was due to an increase in income from operations and an increase in non-operating income due to net interest income of approximately $23,000. The major reason for the increase in non-operating expense during this period in 2007 was interest earned on the net proceeds of our financings of approximately $44,000 offset by interest paid in connection with short term loans of approximately $21,000. In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006. Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008 and then will pay a reduced rate of 15% for the next three years.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months ended June 30, 2007	Six Months ended June 30, 2006	$ Change	% Change
Revenues	$11,869,448	$4,186,790	$7,682,658	183.5%
Cost of Sales	8,316,316	2,599,398	5,716,918	219.9%
Gross Profits	3,553,132	1,587,392	1,965,740	123.8%
Selling, General and Administrative Expenses	1,354,717	833,418	521,299	62.5%
Net Income	2,240,183	517,840	1,722,343	332.6%

Revenues. The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of the Guangxi Huijie subsidiary and the introduction in early 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs. Guangxi contributed approximately 3,322 MT of premix volume during the six months ended June 30, 2007 and other subsidiaries experienced a decrease of approximately 600 MT of premix volume during this six month period. We focused on increasing sales of the Airubao Series, which is a special blended feed product. For comparative purposes, we will analyze the blended feed and Airubao Series together. Together the blended category sold 10,018 MT compared to only 753 MT during the same period a year ago. This increase was due primarily to the new Airubao sales and approximately 1,579 MT of blended feed sold by Guangxi. Guangxi also accounted for 393 MT of other feed products. Overall, the Guangxi acquisition provided approximately 27.6% of our revenues and approximately 26.2% of the total volume of feed sold during the six month period ended June 30, 2007.

While the increase in the average sales price of our blended products also contributed to our increase in revenues, this effect was offset by the decrease in the average sales price of our other products category. Also, we strategically did not seek to maximize our sales prices in order to remain competitive in our markets. We believe that this competitive pricing strategy has and will contribute to our increased sales volumes and ultimately lead to long-term revenues growth.

Feed Type	Metric Tons Sold Six Months Ended June 30, 2007	Metric Tons Sold Six Months Ended June 30, 2006	Difference	% change
Premix	9,537	6,822	2,715	39.8
Blended	2,679	753	1,926	255.8
Airubao	7,339	-0-	7,339	N/A
Other	658	175	483	276
Total	20,213	7,750	12,463	160.8

The average sale price/MT during the six months ended June 30, 2007 and June 30, 2006 of each of our product classes is set forth below.

Feed Type	Average Price/MT Six Months Ended June 30, 2007	Average Price/MT Six Months Ended June 30, 2006	Difference	% change
Premix	$627.94	$594.99	$32.98	5.5
Blended	678.10	448.55	229.55	51.2
Other	1,160.95	2,238.79	(1,077.84)	(48.1)

The average sale price/MT was calculated in U.S. Dollars using a conversion factor of 7.58 RMB to $1.00 USD. The average price for each product category was calculated by multiplying the prices charged in each product category at each operating subsidiary by a weighted average of revenues generated in each product category at each operating subsidiary as compared to total revenues generated by that product by all operating subsidiaries for the period. The Airubao Series is included in the calculations for blended feed.

During the first quarter of 2007, we launched the Airubao Series. We have gained immediate acceptance from our customers. We shipped approximately $5.3 million of this new product during the six month period ended June 30, 2007.

Cost of Goods Sold. We experienced an approximate 34% and 15.1% increase in the unit cost of goods sold for blended feed and premix products, respectively, during the six month period ended June 30, 2007 compared to the same period in 2006. In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply to them customized formulations of our products. In any given month, the cost of the various additives used fluctuates, which can result in temporary increases in unit cost of goods sold. During the six month period ended June 30, 2007, the costs of corn and soybean meal increased approximately 15% and 10%, respectively. These additives constitute approximately 70% of our raw material costs. These increased costs offset our increases in revenues. Even though this may have an adverse effect on our short term profits, we take the long term view that this practice results in increased customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits. In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Gross Profit. Gross margins decreased to 29.9% from 37.9% for the same period last year. The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series; (ii) we experienced an approximate 34% increase in the unit cost of goods sold of blended feed during the six months ended June 30, 2007 compared to the same period in 2006; (iii) the unit cost of goods sold for premix products increased approximately 15.1% during the six months ended June 30, 2007 compared to the same period in 2006.

Selling, General and Administrative Expenses. We incurred legal and audit expense in the six month period ended June 30, 2007 of approximately $69,000 associated with being a publicly traded United States reporting company that we did not incur during the same period in 2006. The increase in our general and administrative expense also reflects the addition of our Guangxi subsidiary, which had approximately $112,000 of general and administrative expenses during the six months ended June 30, 2007. General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting and legal and office expenses. Selling expenses for the period increased by 50.7% due to the 188.1% increase in revenues and the costs associated with entering markets in neighboring provinces as well as the addition of our Guangxi subsidiary, which had approximately $199,500 of selling expenses during the six months ended June 30, 2007. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income. Our increase in net income was due to an increase in income from operations offset by an increase in non-operating income due to net interest expense offset by other income of approximately $1,300. The major reason for the increase in non-operating income during this period in 2007 was interest earned on the net proceeds of our financings of approximately $54,000 and other income of approximately $10,700 offset by interest paid in connection with short term loans of approximately $63,600. In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006. Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008 and then will pay a reduced rate of 15% for the next three years.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At June 30, 2007, we had $9,199,987 cash and cash equivalents on hand. During the six month period ending June 30, 2007, we completed two private placement offerings of our securities. Through the final closing of the first private placement offering on April 29, 2007, we received aggregate gross proceeds of $6,830,259 from the sale of an aggregate of 2,276,753 units to 37 accredited investors. Each unit was priced at $3.00 and represented one share of our common stock and a warrant to purchase 8% of one share of common stock. Accordingly, we issued an aggregate of 2,276,753 shares of our common stock and warrants to purchase an aggregate of 182,146 shares of our common stock to the 37 accredited investors who participated in this offering.  In connection with the private placement, fees of 8% of the securities placed were paid in cash and a number of common stock purchase warrants equal to 8% of the units placed were paid to participating dealers and a finder. Accordingly, we paid $546,421 and issued warrants to purchase 182,141 shares of our common stock to the participating dealers and a finder. All stock purchase warrants have a three year term and have an initial exercise price of $5.00. We received net proceeds from the private placement of $6,247,503, after deduction of costs associated with the financing of $582,756.

On June 22, 2007, we completed a second private placement offering pursuant to which we sold 750,000 units at an offering price of $4.00 per unit for gross proceeds of $3,000,000. Each unit consisted of one share of common stock and a warrant to purchase 25% of one share of common stock. Accordingly, we issued 750,000 shares of our common stock and warrants to purchase 187,500 shares of our common stock to the one accredited investor that participated in this offering. In connection with this private placement offering, a fee of 8% of the securities placed was paid in cash and a number of common stock purchase warrants equal to 8% of the units placed were paid to a finder. Accordingly, we paid $240,000 in cash and issued warrants to purchase 60,000 shares of our common stock to the finder. All stock purchase warrants are exercisable for a period of three years at an exercise price of $5.60 per share. We received net proceeds from the private placement of $2,760,000, after deduction of costs associated with the financing.

We used $1,131,000 of the net proceeds from these private placement offerings to repay the short term bank loan we had in connection with our acquisition Guangxi Huijie. We also used $620,000 to make a good faith deposit with an agricultural feed company located in China that we are in negotiations to acquire. We are presently conducting a due diligence investigation of this company. In the event that the results of this investigation are satisfactory, the next step would be to negotiate and enter into a definitive share purchase agreement with the owners of this company pursuant to which we would purchase all of this company’s issued and outstanding capital stock for a purchase price of approximately $1,100,000. The deposit is refundable if for any reason we decide not to complete this acquisition and will be applied to the purchase price if we complete the transaction. We anticipate that the acquisition will close, if at all, by the end of 2007.

As of June 30, 2007, we had total loans payable of $1,810,306, comprised of four loans. There was one short term bank loan to Nanchang of $788,232, with an interest rate of 7.44% per annum payable monthly. This loan matures on May 27, 2008, and is collateralized by our office building, workshop, employee dorms, and use right of land. There are three short term bank loans to Guangxi Huijie totaling $1,022,074 as follows:

Remaining Balance Due	Maturity Date	Interest Rate	Collateral
$627,958	October 11, 2007	5.67%	Officer’s Bank Deposits
$118,235	December 4, 2007	6.12%	Company Equipment
$275,881	May 24, 2008	6.57%	Company Use Right of Land

During the six months ended June 30, 2007, we repaid advances totaling $746,645 to entities in which Mr. Junhong Xiong, our President and Chief Executive Officer, had an equity interest. Mr. Xiong sold his interest in all of these entities.

During the six months ended June 30, 2007, we used $1,389,678 in our operating activities. This use of cash was primarily due to net income of $2,240,183, a decrease of $100,703 in amounts due from related parties, an increase in accounts payable of $476,037, and an increase in accrued expenses of $101,000, offset by increases in accounts receivable of $3,412,186, an increase in inventory of $118,418, and an increase in other assets of $666,903, which is largely accounted for by the $620,000 good faith deposit to the company we are negotiating to acquire.

We used $52,656 in investing activities during the six month period ended June 30, 2007 for the acquisition of property and equipment.

We received $9,407,442 in cash from financing activities. We received $9,007,503, net of offering costs, from the sale of our securities during the six months ended June 30, 2007. We also received $1,086,646 from the repayment of loans due to us. We collected $226,083 for subscription receivables and $935,859 from related parties due to us. These amounts were offset by the following payments we made: $746,645 repayment to shareholders, $822,756 paid in offering costs associated with the two financing we completed, and the payment of $1,102,054 on the note receivable associated with the acquisition of Guangxi.

Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of new subsidiaries or joint ventures in our industry as opportunities present themselves, as well as general corporate purposes. We estimate that we will require approximately $6,200,000 to maintain our current operations and achieve these goals in 2007, which include a potential joint venture outside of China, completion of the acquisition for which we have made a deposit of $620,000 and an additional acquisition that we are presently budgeting. We will also require an additional $3,000,000 that we are budgeting for a potential acquisition in 2008. We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term loans bank loans to meet our liquidity requirements.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

RISK FACTORS

You should carefully consider the risks described below in evaluating our business and future prospects. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this reports, including our consolidated financial statements and related notes.

Risks Related to Our Business

We cannot be certain that our product innovations and marketing successes will continue.

We believe that our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management and founders. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in many fields of our operations. The rapid growth of the economy in The People’s Republic of China has caused intense competition for qualified personnel. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

Our acquisition strategy involves a number of risks and we have a limited history of successful acquisitions. Even when an acquisition is completed, we may have integration issues that may not produce as positive results as management may have projected.

We have completed one acquisition since 2006 and intend to grow through the acquisition of additional companies.

We are regularly engaged in acquisition discussions with a number of companies located in China and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if necessary and available, could increase leverage, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

•	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition.

We have faced, and expect to continue to face, increased competition for acquisition candidates, which may limit our number of opportunities to acquire companies and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may inadvertently assume unknown liabilities in acquisitions that we complete. Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results. Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. These obligations and liabilities could harm our financial condition and operating results.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our businesses and raw materials costs for our branded products. Rising energy prices could adversely affect demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We rely on independently owned wholesale distributors who do not exclusively offer our products to their customers.

The loss of, or significant adverse change in, our relationship with any of our key wholesale distributors could cause our net sales, income from operations and cash flow to decline. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow.

We may not be able to reach our revenue and net income targets due to unpredictable market conditions.

Our primary end user customers are commercial hog farms and individual farmers. Although hog prices in The People’s Republic of China have reached multi-year highs, we cannot predict how long such favorable environment may last or predict the buying behavior of our customers as they adjust to market conditions. Therefore, our market expectations and projections may exceed our actual financial performance.

We are a major purchaser of many commodities that we use for raw materials and packaging, and price changes for the commodities we depend on may adversely affect our profitability.

We enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their term. However, when necessary, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies. Nevertheless, the raw materials used in our business are largely commodities that experience price fluctuations caused by external conditions and changes in governmental agricultural programs.

We also use paper products, such as corrugated cardboard, aluminum products, films and plastics to package our products. Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.

Commodity price changes may result in unexpected increases in raw material and packaging costs, and we may be unable to increase our prices to offset these increased costs without suffering reduced volume, revenue and income. In addition, any substantial fluctuation in the prices of raw materials, if not offset by increases in our sales prices, could adversely affect our profitability.

Outbreaks of livestock disease can adversely affect sales of our products.

Outbreaks of livestock diseases can significantly affect demand for our products. An outbreak of disease could result in governmental restrictions on the sale of livestock products to or from customers, or require our customers to destroy their flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on the agricultural products industry and our ability to market our products successfully.

Our products and processes can expose us to product liability claims.

Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by local, provincial, and central governmental regulators. The packaging, marketing and distribution of agricultural feed products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death of livestock, other animals or humans. We could be required to recall certain of our products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

We may not be able to obtain regulatory approvals for our products.

The manufacture and sale of agricultural products in The People’s Republic of China is regulated by The People’s Republic of China and the local provincial governments. Although our licenses and regulatory filings are current, the uncertain legal environment in The People’s Republic of China and its industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

We face significant competition in the sales of our agricultural feed products.

Competition in the agricultural feed industry, especially with companies with greater resources, may make us unable to compete successfully in these industries, which could adversely affect our business.

In general, the competitive factors in the agricultural feed industry in The People’s Republic of China include:

•	Price;

•	Product quality;

•	Brand identification;

•	Breadth of product line; and

•	Customer service.

To the extent that our products and services do not exhibit these qualities, our ability to compete will be hindered.

Concerns with the safety and quality of agricultural feed products could cause customers to avoid our products.

We could be adversely affected if our customers and the ultimate consumers of our products lose confidence in the safety and quality of various feed products. Adverse publicity about these types of concerns, such as the recent publicity concerning the substance melamine, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our products could adversely affect our business and financial condition.

If our feed products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

Animal feed products occasionally contain contaminants due to inherent defects in those products or improper storage or handling. Under adverse circumstances, animal feed manufacturers may need to recall some of their products if they become adulterated or misbranded and may also be liable if the consumption of any of their products causes injury.

While we have never been required to recall any of our products and we maintain insurance that we believe is adequate to cover this type of loss, a widespread product recall could result in changes to one or more of our business processes, product shortages, a loss of customer confidence in our food or other adverse effects on our business.

If we are required to defend against a product liability claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us.

We may not be able to adequately protect and maintain our intellectual property, trademark, and brand names.

Our success will depend on our ability to continue to develop and market fodder and blended feed products. We currently have not applied for patents for our products or formulae, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas. As we do not have patent protection for this technology or formulae, we may not be able to protect our rights to this intellectual property, if our competitors discover or illegally obtain this technology or formulae. Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

Some of our significant customer and supplier contracts are short-term.

Some of our customers and suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, although we try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all. The termination of or modification to any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

Risks Related to Conducting Our Business in The People’s Republic of China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

All of our business is conducted in The People’s Republic of China. Doing business outside the United States, particularly in The People’s Republic of China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter out business practice in time to avoid the possibility of reduced revenues.

The People’s Republic of China’s economic policies could affect our business.

Substantially all of our assets are located in The People’s Republic of China and substantially all of our revenue is derived from our operations in The People’s Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in The People’s Republic of China.

While The People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of The People’s Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of The People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in The People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over The People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China.

The People’s Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in The People’s Republic of China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in The People’s Republic of China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in The People’s Republic of China is still in an early state of development and insurance companies located in The People’s Republic of China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

We may face judicial corruption in The People’s Republic of China.

Another obstacle to foreign investment in The People’s Republic of China is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through The People’s Republic of China’s poorly developed and sometimes corrupt judicial systems.

We may face obstacles from the communist system in The People’s Republic of China.

Foreign companies conducting operations in The People’s Republic of China face significant political, economic and legal risks. The Communist regime in The People’s Republic of China, including a cumbersome bureaucracy, may hinder Western investment.

If relations between the United States and The People’s Republic of China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and The People’s Republic of China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and The People’s Republic of China, whether or not directly related to our business, could reduce the price of our common stock.

The government of The People’s Republic of China could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in The People’s Republic of China. Over the past several years, the government of The People’s Republic of China has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of The People’s Republic of China may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of The People’s Republic of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in The People’s Republic of China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, The People’s Republic of China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in The People’s Republic of China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Although we do not import goods into or export goods out of The People’s Republic of China, fluctuation of the Renminbi may indirectly affect our financial condition by affecting the volume of cross-border money flow.

Although we use the United States dollar for financial reporting purposes, all of the transactions effected by our operating subsidiaries are denominated in The People’s Republic of China’s Renminbi. The value of the Renminbi fluctuates and is subject to changes in The People’s Republic of China’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China.

The admission of The People’s Republic of China into the World Trade Organization could lead to increased foreign competition for us.

Domestic competition in the animal feed industry is largely fragmented and foreign competition is minimal. However, as a result of The People’s Republic of China becoming a member of the World Trade Organization (“WTO”), import restrictions on agricultural products are expected to be reduced. With the lowering of import restrictions and the WTO’s requirement for a reduction of import tariffs as condition of membership, such reduced import restrictions and tariffs may result in an increase of foreign products and could in turn lead to increased competition in the domestic agricultural market.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in The People’s Republic of China.

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in The People’s Republic of China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in The People’s Republic of China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Risks Related to our Securities

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the seven month period ended July 31, 2007, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $7.80 per share and $1.85 per share, respectively. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

•	the depth and liquidity of the market for the shares;

•	quarter-to-quarter variations in our operating results;

•	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

•	investors’ evaluations of our future prospects and the food industry generally;

•	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

•	our dividend policy; and

•	general economic and market conditions.

In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares.

The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of August 2, 2007, we had outstanding 27,026,756 shares of common stock. We have filed a Registration Statement on Form SB-2 pursuant to which selling stockholders may resell an aggregate of 3,026,753 shares of our common stock and an additional 611,787 shares issuable upon the exercise of warrants into the public market. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. As of August 2, 2007, 27,026,756 of these shares of common stock were issued and outstanding, 611,787 shares were reserved for issuance upon exercise of 611,787 issued and outstanding warrants and 32,000 were reserved for issuance upon exercise of 32,000 issued and outstanding stock options. There are approximately 47,325,000 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. Although we have not entered into any agreements as of the date of this offering to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of investors in this offering; and

•	may adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transaction in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on a national securities exchange, provided that current price and volume information with respect to transaction in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may cause us to incur substantial expenditures and may discourage lawsuits against our directors, officers and employees.

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

Our principal executive officers and directors, own approximately 29% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

Our articles of incorporation, our bylaws and provisions of Nevada law could make it more difficult for a third party to acquire us, even if doing so could be in our stockholders’ best interest.

Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be in the best interest of our stockholders. It could be difficult for a potential bidder to acquire us because our articles of incorporation and bylaws contain provisions that may discourage takeover attempts. These provisions may limit stockholders’ ability to approve a transaction that stockholders may think is in their best interests. These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our stockholders.

Provisions of Nevada’s business combinations statute also restrict certain business combinations with interested stockholders. We have elected not to be governed by these provisions in our amended and restated articles of incorporation. However, this election may not be effective unless we meet certain conditions under the Nevada statute.

Capital outflow policies in The People’s Republic of China may hamper our ability to declare and pay dividends to our shareholders.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of The People’s Republic of China. In addition, under current Chinese law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Junhong Xiong, our Chief Executive Officer and Yan Liang Fan, our Chief Financial Officer. Based upon that evaluation, Mr. Xiong and Mr. Yan concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 29, 2007, we completed a final closing of a private placement offering of units pursuant to which we sold an aggregate of 2,276,753 units at an offering price of $3.00 per unit for aggregate gross proceeds of $6,830,259. Each unit consisted of one share of common stock and a warrant to purchase 8% of one share of common stock.  Accordingly, we issued an aggregate of 2,276,753 shares of our common stock and warrants to purchase 182,146 shares of our common stock to the 37 accredited investors who participated in this offering.  The warrants are exercisable for a period of three years at an exercise price of $5.00 per share.  In addition, we compensated two participating selected dealers and one finder that assisted us in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sale of units placed plus (ii) issuing them warrants to purchase that number of shares of our common stock equal to 8% of the units placed, as follows:

Selected dealer or finder	Cash	Warrants
Four Tong Investments, Ltd.	$360,000	120,000
Legend Securities, Inc.	$151,861	50,621
Maxim Group LLC	$34,560	11,520

The warrants granted to these finders have the same terms and conditions as the warrants granted in the offering.  The net proceeds of this private placement offering will be used primarily for working capital purposes.

On June 22, 2007, we received $3,000,000 for the sale of 750,000 units of our securities, before deductions of offering expenses. Each unit consists of one share of common stock and a warrant to purchase 25% of one share of common stock. Accordingly, we issued 750,000 shares of our common stock and warrants to purchase 187,500 shares of our common stock to the one accredited investor who participated in this offering.  Each unit was priced at $4.00. The warrants are exercisable for a period of three years at an exercise price of $5.60 per share. Fees of (i) 8% of the securities placed payable in cash ($240,000), and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed (60,000), on the same terms and conditions as the warrants granted in the offering, were paid to a finder.

We issued the securities in these private placements offerings pursuant to Rule 506 of Regulation D as (i) we offered and sold these securities to a limited number of accredited investors, (ii) such investors were not solicited through any form of general solicitation; (iii) the shares of common stock and warrants that made up the units were restricted securities in that they were legended with restrictions on resale without registration or an exemption therefrom and (iv) the investors represented in writing to us that they satisfied the definition of accredited investor as such term is defined under Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	The Corporation’s Articles of Incorporation, is incorporated herein by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form SB-2 dated July 18, 2005.

3.2	The Corporation’s Amended and Restated Bylaws, is incorporated herein by reference to Exhibit 3.2 to the Corporation’s Report on Form 8-K dated May 15, 2007.

4.1	Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers.

4.2	Form of Registration Rights Agreement.

4.3	Specimen common stock certificate, is incorporated herein by reference to Exhibit 4 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.4
Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in April 2007, is incorporated herein by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

4.5	Form of Registration Rights Agreements, is incorporated herein by reference to Exhibit 4.2 of the Corporation’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

4.6
Form of Common Stock Purchase Warrant forming part of units sold and also issued as compensation to selected dealers in our June 2007 private placement offering, is incorporated herein by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form SB-2 dated June 28, 2007.

4.7
Registration Rights Agreement dated as of June 22, 2007 by and between AgFeed Industries, Inc. and Apollo Asia Opportunity Master Fund, L.P., is incorporated herein by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form SB-2 dated June 28, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agfeed Industries, Inc.

August 14, 2007	By:	/s/ Xiong Junhong

Xiong Junhong Chief Executive Officer (Principal Executive Officer)

August 14, 2007	By:	/s/ Yan Liang Fan

Yan Liang Fan Chief Financial Officer (Principal Financial and Accounting Officer)