Form 10QSB
period 2007-09-30
Agfeed Industries, Inc
filed 2007-10-31
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 29, 2007 - 27,026,756 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AGFEED INDUSTRIES, INC.
Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of September 30, 2007 (unaudited)	2

	Consolidated Statements of Income and Other Comprehensive Income
	for the three and nine months ended September 30, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the
	nine months ended September 30, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	20

Item 3.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURES		46

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

September 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,007,903
Accounts receivable, net of allowance for doubtful accounts of $192,555	6,346,163
Advances to suppliers	75,352
Other receivables	307,008
Inventory	1,230,528
Prepaid expense and other current assets	907,545

Total current assets	18,874,499

PROPERTY AND EQUIPMENT, net	1,419,649

INTANGIBLE ASSETS	554,584

TOTAL ASSETS	$20,848,732

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,567,214
Other payables	44,158
Unearned revenue	71,073
Accrued expenses	290,245
Accrued payroll	162,215
Notes payable	1,718,978
Tax and welfare payable	214,092

Total current liabilities	4,067,975

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
27,026,756 shares issued and outstanding	27,027
Additional paid-in capital	10,063,855
Other comprehensive income	438,916
Statutory reserve	547,650
Retained earnings	5,703,309
Total stockholders' equity	16,780,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,848,732

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$11,888,283	$2,022,233	$23,757,731	$6,209,023

Cost of Revenue	8,645,218	1,255,536	16,961,534	3,854,934

Gross profit	3,243,065	766,697	6,796,197	2,354,089

Operating expenses
Selling expenses	714,152	299,895	1,587,168	879,297
General and administrative expenses	471,549	127,770	953,250	381,786
Total operating expenses	1,185,701	427,665	2,540,418	1,261,083

Income from operations	2,057,364	339,032	4,255,779	1,093,006

Non-operating income (expense):
Other income (expense)	3,289	12,969	14,011	28,457
Interest income	45,283	201	99,473	201
Interest expense	(31,057)	(9,611)	(94,662)	(11,425)

Total non-operating income (expense)	17,515	3,559	18,822	17,233

Income before income tax	2,074,879	342,591	4,274,601	1,110,239

Income tax	(295)	(386,657)	(40,756)	(136,849)

Net income	$2,075,174	$729,248	$4,315,357	$1,247,088

Other comprehensive income
Foreign currency translation gain	178,887	29,259	322,070	46,250

Comprehensive Income	2,254,061	758,507	4,637,427	1,293,338

Weighted average shares outstanding :
Basic	27,026,756	19,154,424	25,778,831	16,404,483
Diluted	27,194,479	19,154,424	25,799,624	16,404,483

Earnings per share:
Basic	$0.08	$0.04	$0.17	$0.08
Diluted	$0.08	$0.04	$0.17	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,315,357	$1,247,088
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	118,038	75,368
Loss on disposal of property and equipment	-	455
Amortization	51,715	3,666
(Increase) / decrease in assets:
Accounts receivable	(4,470,647)	(907,022)
Other receivable	(93,489)	39,341
Inventory	(410,529)	(76,492)
Due from related party	101,436	(5,806)
Advances to suppliers	5,404	(46,465)
Prepaid expense	(274,268)	(22,659)
Other assets	3,252	-
Increase / (decrease) in current liabilities:
Accounts payable	769,627	101,446
Unearned revenue	(13,558)	(47,572)
Other payables	(14,795)	(6,841)
Due to related party	-	(9,247)
Accrued expenses	189,348	67,557
Accrued payroll	120,822	-
Tax and welfare payable	(76,094)	(201,936)

Net cash provided by operating activities	321,619	210,881

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(117,485)	(88,844)
Deposit for potential acquisition	(620,000)	-
Acquisition of intangible assets	-	(1,783)

Net cash used in investing activities	(737,485)	(90,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to shareholders	(752,084)	(24,974)
Advances from related parties	-	103,605
Repayment to related parties	-	(139,935)
Advance to related parties	-	(421,573)
Proceeds from loans	977,008	561,917
Proceeds from the sale of common stock	9,830,259	-
Offering costs	(1,062,756)	-
Payment on note payable	(1,102,004)	-
Collection of subscription receivable	226,083	-
Collection from related parties	942,676	114,556

Net cash provided by financing activities	9,059,182	193,596

Effect of exchange rate changes on cash and cash equivalents	160,487	4,624

NET INCREASE IN CASH & CASH EQUIVALENTS	8,803,803	318,474

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,204,100	136,406

CASH & CASH EQUIVALENTS, ENDING BALANCE	$10,007,903	$454,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$32,602	$12,382
Income taxes paid	$53,982	$70,801

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by AgFeed Industries, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

The exchanges of shares with Nanchang Best and Shanghai Best were accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Nanchang Best and Shanghai Best obtained control of the Company. On November 17, 2006, Wallace Mountain Resources Corp. changed its name to AgFeed Industries, Inc. Accordingly, the merger of Nanchang Best and Shanghai Best into the Company were recorded as a recapitalization of Nanchang Best and Shanghai Best, with Nanchang Best and Shanghai Best being treated as the continuing entities. Nanchang Best and Shanghai Best had common shareholders and common management. The historical financial statements presented are the combined financial statements of both Nanchang Best and Shanghai Best. The share exchange agreements have been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer were $59,762.

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

Foreign Currency Translation

As of September 30, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful debts amounted to $192,555 as of September 30, 2007.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its materials. The advances to suppliers are interest free and unsecured. At September 30, 2007, the Company had advances to suppliers in the amount of $75,352.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following are the details of the property and equipment at September 30, 2007:

Office equipment	$83,830
Operating equipment	517,572
Vehicles	286,557
Buildings	964,621
Total	1,852,580

Less accumulated depreciation	(432,931)

$1,419,649

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $118,038 and $75,368, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 there were no significant impairments of its long-lived assets.
Intangible Assets

Intangible assets consist of the right to use land and computer software. Net intangible assets at September 30, 2007 are as follows:

Right to use land	$573,893
Computer software	11,660
Total	585,553

Less Accumulated amortization	(30,969)

Intangibles, net	$554,584

Per the People’s Republic of China’s governmental regulations, the Government owns all land. The Company leases land per a real estate contract with the government of the People’s Republic of China for a period from November 2006 through October 2056. The Company obtained possession of the land in July of 2005. Accordingly, the Company is amortizing the cost of the right to use land from that date.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The right to use land is amortized over a period of 50 years and the computer software is amortized over three years.

Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets is $620,000 for a good faith deposit with a company that the Company is in negotiations to acquire (see Note 11).

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 32,000 options outstanding at September 30, 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $438,916 at September 30, 2007 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended September 30, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $322,070 and $46,250, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding during the nine months ended September 30, 2006 and during the nine months ended September 30, 2007, there were 32,000 options outstanding and 611,787 warrants outstanding. For the three and nine months ended September 30, 2007, the Company’s average stock price was greater than some of the exercise prices which resulted in additional common stock equivalents of 167,723 and 20,793 shares, respectively.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has three reportable segments (See Note 10).

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 3 - Notes Payable

Notes payable at September 30, 2007 were as follows:

Short-term bank loan; interest rate of 7.44% payable monthly. The term of the loan is from May 28, 2007 to May 27, 2008. This loan is collateralized by the Company’s office building, workshop, employee dorms and use right of land.	$800,766

Short-term bank loan; interest rate of 6.57% payable monthly. The term of the loan is from May 25, 2007 to May 24, 2008. This loan is collateralized by the Company’s right to use land.	280,268

Short-term bank loan; interest rate of 5.67% payable monthly. The term of the loan is from April 11, 2007 to October 11, 2007. This loan is collateralized by the officer’s bank deposits. This loan was repaid at maturity.	637,944
$1,718,978

Note 4 - Stockholders’ Equity

On February 6, 2007, the Company’s Board of Directors approved the sale of 2,750,000 units in a private placement offering. Each unit consisted of one common share and warrants to purchase common shares equal to 8% of the number of common shares subscribed. The warrants expire in three years and have an exercise price of $5.00 per share. On February 28, 2007, the Company received the minimum required placement of $3,000,000 USD of units of its securities consisting of shares of common stock and stock purchase warrants (8% warrant coverage) in a private placement exempt from registration under the Securities Act. A total of 1,000,000 units, each unit representing one share of the Company’s common stock and a three year common stock purchase warrant, were sold through the end of business February 28, 2007. Each unit was priced at $3.00 with $3,000,000 in total having been received. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement were not registered under the Securities Act, or any state securities laws, and until so registered, could not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. In connection with the above mentioned private placement offering, the Company paid commissions and fees totaling $276,335.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 6, 2007, the Company sold an additional 712,753 units for $3.00 per unit for total proceeds of $2,138,259. Each unit represents one share of the Company’s common stock and a three year common stock purchase warrant 8% coverage or (57,020 warrants). Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers and a finder. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement were not registered under the Securities Act, or any state securities laws, and unless so registered, could not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

On April 29, 2007, the Company sold an additional 564,000 units for $3.00 per unit for total proceeds of $1,692,000. Each unit represents one share of the Company’s common stock and a three year common stock purchase warrant 8% coverage or 45,120 warrants). Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers and a finder. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement were not registered under the Securities Act, or any state securities laws, and unless so registered, could not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The value of the 364,280 warrants mentioned above of $664,717 was determined using the Black-Scholes pricing model with the following assumptions: discount rate - 5.0%; dividend yield - 0%; expected volatility - 50% and term of 3 years. The recording of the value of these warrants had no impact in the financial statements as the entry was to debit and credit additional paid in capital for the value of the warrants.

On June 22, 2007, the Company completed a private placement offering of units pursuant to which it sold 750,000 units at an offering price of $4.00 per unit for aggregate gross proceeds of $3,000,000. Each unit consisted of one share of common stock and a warrant to purchase 25% of one share of common stock (187,500). The warrants are exercisable for a period of three years at an exercise price of $5.60 per share. The Company compensated Four Tong Investments, Ltd. for assisting it in the sale of securities in this private placement offering by (i) paying them $240,000, plus (ii) issuing them warrants to purchase 60,000 shares of its common stock on the same terms and conditions as the warrants granted in the offering.

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

In connection with the private placement, the Company gave the investors registration rights whereby the Company was obligated to file a registration statement within 60 days of the final closing of the offering or be subject to non-registration penalties equal to 2% per month. The Company has filed the registration statement within 60 days of the closing and does not expect to incur any non-registration penalties. In addition, there were penalties if the registration statement was not effective within 180 days. The registration statement was declared effective by the Securities and Exchange Commission on October 25, 2007.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - Employee Welfare Plan

The Company had its own employee welfare plan in accordance with Chinese law and regulations before all three subsidiaries in China became Sino-foreign joint ventures. The Company made annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $12,009 and $137,474 for the nine months ended September 30, 2007 and 2006, respectively. In accordance with Chinese law, a Sino-foreign joint venture is not required to accrue welfare payable in advance. All three subsidiaries have stopped accruing such payable since each changed into a Sino-foreign company. Instead, welfare expense is recorded as incurred. As of September 30, 2007, welfare payable has a balance of $56,165, which is included in tax and welfare payable in the accompanying consolidated balance sheet.

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

Pursuant to the “Circular of the Ministry of Finance ( MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced” (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December. 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At September 30, 2007, the Company did not have a deficit in the SCWF.

The Company has appropriated $276,535 and $84,106 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2007 and 2006, respectively.

Note 7 - Related Party Transactions

During the nine months ended September 30, 2007, the Company repaid $752,084 in advances from the companies that were related to the Company prior to the second quarter of 2007. All these companies were related to the Company through one common shareholder. In the second quarter of 2007, the shareholder sold his shares in all related entities to the third parties.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Due to related parties and due from related parties represent amounts payable and receivable from related arising from purchases and sales transactions.

Advances to and from related parties and shareholders are non interest bearing and are payable or receivable on demand.

Sales to related parties amounted to $77,054 and $202,325 for the nine months ended September 30, 2007 and 2006, and $0 and $95,910 for the three months ended September 30, 2007 and 2006 respectively.

Purchases from related parties amounted to $9,284 and $96,694 for the nine months ended September 30, 2007 and 2006 and $0 and $41,239 for the three months ended September 30, 2007 and 2006, respectively.

Note 8 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Nine Months
	Ended September 30,
	2007	2006
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
Effect of tax holiday and waiver of current tax liability	(34%)	(45%)
	(1%)	(12%)

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

On April 25, 1007, Guangxi Huijie also received an exemption from income tax for the period from January 1, 2006 to December 31, 2008. The exemption was issued by the local government because Guangxi Huijie is located in a zone where the federal government encourages the establishment of new entities.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the Company’s subsidiary had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the nine months ended September 30, 2007 would have been approximately $1,411,000 and earnings per share would have been reduced by approximately $0.05 per share.

The Company also has approximately $545,000 in net operating loss carryforwards for United States tax purposes that begin to expire in 2021.

Note 9 - Acquisition of Guangxi Huijie Sci. & Tech. Feed Co, Ltd

On December 20, 2006, the Company completed its acquisition of Guangxi Huijie.

The pro forma financial information that the consolidated operations of the Company as if the Guangxi Huijie acquisition had occurred as of the beginning of the periods presented is presented below.

For the nine months ended September 30, 2006

	As Reported
	by the	Guangxi
	Company	Huijie	Adjustments		Pro forma

Net Revenue	$6,209,023	$1,863,035	$-		$8,072,058

Cost of Revenue	3,854,934	1,283,629	-		5,138,563

Gross Profit	2,354,089	579,406	-		2,933,495

Operating expenses:
Selling expenses	879,297	113,957	-		993,254
General and administrative expenses	381,786	79,532	4,069	a.	465,387

Total operating expenses	1,261,083	193,489	4,069		1,458,641

Income from operations	1,093,006	385,917	(4,069)		1,474,854

Non-operating income (expense):
Other income (expense)	28,457	31	-		28,488
Interest income	201		-		201
Interest expense	(11,425)	(6,000)	(58,268)	b.	(75,693)

Total non-operating income (expense)	17,233	(5,969)	(58,268)		(47,004)

Income before income tax	1,110,239	379,948	(62,337)		1,427,850

Income tax	(136,849)	103,866	-		(32,983)

Net income	$1,247,088	$276,082	$(62,337)		$1,460,833

Earnings per share	$0.08				$0.90

Weighted average shares outstanding	16,404,843				16,404,483

a.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase.

b.	to record interest expense on the acquisition note.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 - Segment Information

The Company’s predominant business is the research and development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market. The Company is organized into three wholly owned subsidiaries: Shanghai Best Animal Husbandry Co., LTD. (“Shanghai”), Nanchang Best Animal Husbandry Co., LTD. (“Nanchang”), and Guangxi Huijie Sci. & Tech. Feed Co., LTD. (“Guangxi”).

Shanghai is located in the Nanxiang, Jia Ding district, Shanghai and sells its products to approximately 360 customers, consisting of 170 local distributors and 190 large scale pig farms. Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 300 customers, consisting of 90 local distributors and 210 large scale pig farms. Guangxi is located in Coastal Industrial Park, Liangquin district, Nanning city, Guangxi Province and sells its products to approximately 325 customers, consisting of 140 local distributors and 185 large scale pig farms.

The following tables summarize segment information:

	9/30/2007	9/30/2006

Revenues from unrelated entities
Shanghai	$6,461,899	$2,454,423
Guangxi	7,355,226	-
Nanchang	9,940,606	3,754,600
	23,757,731	6,209,023

Intersegment revenues
Shanghai	-	-
Guangxi	-	-
Nanchang	1,943,501	-
	1,943,501	-

Total Revenues
Shanghai	6,461,899	2,454,423
Guangxi	7,355,226	-
Nanchang	11,884,107	3,754,600
Less Intersegment revenues	(1,943,501)	-
	23,757,731	6,209,023

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income from operations
Shanghai	1,079,493	410,424
Guangxi	1,488,264	-
Nanchang	1,958,492	682,582
Holding Company	(270,470)	-
	4,255,779	1,093,006

Interest income
Shanghai	714	201
Guangxi	1,915	-
Nanchang	12,651	-
Holding Company	84,193	-
	99,473	201

Interest Expense
Shanghai	-	-
Guangxi	26,887	-
Nanchang	37,195	11,425
Holding Company	30,580	-
	94,662	11,425

Income tax expense (benefit)
Shanghai	-	136,430
Guangxi	(40,756)	-
Nanchang	-	(273,279)
	(40,756)	(136,849)

Net Income
Shanghai	1,090,921	287,651
Guangxi	1,504,048	-
Nanchang	1,937,331	959,437
Holding Company	(216,943)	-
	4,315,357	1,247,088

Provision for depreciation
Shanghai	19,708	14,663
Guangxi	33,880	-
Nanchang	64,450	60,705
	118,038	75,368

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Assets
Shanghai	2,673,859	1,238,523
Guangxi	4,632,414	-
Nanchang	9,117,301	3,368,651
Holding Company	4,425,158	-
	20,848,732	4,607,174

Note 11 - Subsequent Event

The Company previously made a $620,000 good faith deposit with an agricultural feed company located in China that its was in negotiations to acquire. As a result of the Company’s due diligence investigation of this company, it has decided not to pursue this acquisition at this time and has signed a termination consent with this company on October 11, 2007. The deposit is fully refundable and the Company expects to receive a full refund of the $620,000 on or before November 15, 2007.

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

We operate each subsidiary independently with regard to manufacturing and marketing and sales efforts. We share sales referrals and leads amongst the subsidiaries, but they do not compete against each other for new sales. Most of our research and development occurs at Nanchang and Guangxi, and each shares their efforts with the other and Shanghai. In addition, many of the administrative duties are performed by Nanchang for Shanghai, and we are attempting to study the feasibility of centralizing more administrative functions.

We are targeting growth through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through approximately 368 new franchise chain stores (as of October 25, 2007), and (iii) an aggressive acquisition program to increase the number of provinces in China in which we do business.

Our revenues increased 12.9% in 2006 as compared to 2005 and our net income increased 110% in 2006 as compared to 2005. Similarly, in the nine month period ended September 30, 2007, our revenues increased approximately 282.6% and our net income increased approximately 246.0% compared to the nine month period ended September 30, 2006. The increases we experienced in both periods are the result of our organic growth at each operating subsidiary. In addition, the growth in the first nine months of fiscal 2007 reflects the acquisition of our Guangxi Huijie subsidiary in December 2006. Since we acquired Nanchang Best and Shanghai Best in October 2006, we have effectively marketed our products through a team based approach, sharing sales leads and referrals. We also developed the new Arubao Series of product at Nanchang Best and introduced the product in our three current subsidiaries.

Since January 2007, we established approximately 368 franchise chain stores to complement our existing distribution channels. We will continue to market our products to the operators of large swine farms and large distributors. We will now rely on the franchisees to market and sell our products to the smaller swine farms. Even though the number of small swine farms in China is declining, we did not want to lose revenues by forgoing sales to this market segment. We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply to them customized formulations of our products. In any given month, the cost of the various additives used in these customized formulations fluctuates, which can result in temporary increases in unit cost of goods sold. We believe even though this may have an effect on our short term profits, we take the long term view that it increases customer loyalty and builds the AgFeed brand. The increase in our revenues during the nine months ended September 30, 2007 were mostly due to increases in the volume of products sold as a direct result of new products launched and our expansion to new markets. We also experienced increases in our cost of goods sold during the nine months ended September 30, 2007. The costs of corn and soybean meal, which are two of our main raw materials, increased approximately 12% and 20%, respectively, over their levels from the quarter ended June 30, 2007. In order to remain competitive in our markets, we have resisted increasing our prices through the first six months of 2007. However, during the three month period ended September 30, 2007 we did pass some of these cost increases on to our customers. Accordingly, our revenues have not increased during the three and nine month periods ended September 30, 2007 in proportion to our cost of goods sold. We believe that this competitive pricing strategy has and will continue to increase our sales volume and ultimately increase our long-term revenue growth.

We also continue to aggressively search throughout China for acquisition targets in our industry and in related industries such as pig breeding and commercial hog farms. In light of surging pork prices in China due to rising consumer demand and severe pork supply shortages, we have been exploring opportunities to enter China’s commercial hog farm business through acquisition of existing commercial hog farms as well as building new hog farms. We believe the commercial hog farm business would contribute significant revenues to our financial performance in 2008 and beyond.

The growth in sales and net revenues we experienced in the first nine months of fiscal 2007 compared to the first nine months of 2006 was due in part to our acquisition of Guangxi Huijie late in December 2006.

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

REVENUE RECOGNITION: Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings. We give volume rebates to certain customers based on volume achieved. We accrue sales rebates based on actual sales volume. Sales rebates for the year ended December 31, 2005 and 2006 and the nine months ended September 30, 2006 and 2007 were $74,046 and $258,503 and $46,111 and $280,983 respectively. Sales returns for the nine months ended September 30, 2006 and 2007 were $59,155 and $56,470 respectively.

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

The Company gives volume rebates to certain customers based on volume achieved. Sales rebates are accrued based on actual sales volume. The Company does not offer any of its customers the unconditional right to return purchased products. Customers are only permitted to return defective products. In addition, the Company does not provide any price protection or similar rights to its customers.

There are no differences in the Company’s arrangements with its different types of customers. Accordingly, the Company does not have different revenue recognition policies for different types of customers.

The Company offers credit terms ranging from 30 to 90 days for most customers. For some large customers, the Company may extend these terms beyond 90 days.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	$ Change	% Change
Revenues	$11,888,283	$2,022,233	$9,866,050	487.88%
Cost of Sales	8,645,218	1,255,536	7,389,682	588.57
Gross Profits	3,243,065	766,697	2,476,368	322.99
Selling, General and Administrative Expenses	1,185,701	427,665	758,036	177.25
Net Income	2,075,174	729,248	1,345,926	184.56

Revenues. The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of the Guangxi Huijie subsidiary and the introduction in the first quarter of 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs. Guangxi sold approximately 2,697 metric tons (MT) of premix volume during the three month period ended September 30, 2007, Nanchang experienced an increase of approximately 358 MT and Shanghai experienced an increase of approximately 1,514 MT of premix during the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 to account for the increase in premix sales volume. For comparative purposes, we analyze the blended feed and Airubao Series together. The blended category sold 8,186 MT compared to only 344 MT during the same period a year ago. This increase was due to the new Airubao sales, approximately 1,342 MT of blended feed sold by Guangxi, and an increase of approximately 151 MT of blended sales at Nanchang. Shanghai sold no blended feed in all of 2006 and only sells the Airubao Series in the blended feed category. Guangxi accounted for approximately 1,188MT, Nanchang contributed an approximate increase of 43MT, and Shanghai had an approximate decrease of 23 MT of other feed products sold during the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006. Overall, the Guangxi acquisition provided approximately 29.4% of our revenues while Nanchang provided 45.8% and Shanghai provided 24.8% of our total revenues during the three month period ended September 30, 2007. Guangxi contributed approximately 30.3%, Nanchang approximately 47.7% and Shanghai approximately 22% of the total volume of feed sold during the three month period ended September 30, 2007. Nanchang’s revenues increased approximately 357% during the three months ended September 30, 2007 compared to the same period in 2006. Shanghai’s revenues increased approximately 265% during the three months ended September 30, 2007 compared to the same period in 2006.

During the 3 month period ended September 30, 2007 we increased the average price of all of our products primarily as result of the increasing costs of raw materials. We strategically did not seek to maximize our sales prices earlier in the year in order to remain competitive in our markets. However rising costs of goods sold experienced throughout our industry have caused us to increase our pricing during this period.

Feed Type	Metric Tons Sold 3 months ended September 30, 2007	Metric Tons Sold 3 months ended September 30, 2006	Difference	% change
Premix	7,673	3,104	4,569	147.2%
Blended	1,837	344	1,493	434.0
Airubao	6,349	0	6,349	N/A
Other	1,380	172	1,208	702.3
Total	17,239	3,620	13,619	376.2

The average sale price/MT during the three months ended September 30, 2007 and September 30, 2006 of each of our product classes is set forth below.

Feed Type	Average Price/MT 3 Months Ended September 30, 2007	Average Price/MT 3 Months Ended September 30, 2006	Difference	% change
Premix	$725	$630	$95	15.1%
Blended	737	518	219	42.3
Other	890	692	198	28.6

The average sale price/MT was calculated in U.S. Dollars using a conversion factor of 0.1335 US Dollar to 1 RMB. The average price for each product category was calculated by multiplying the prices charged in each product category at each operating subsidiary by a weighted average of revenues generated in each product category at each operating subsidiary as compared to total revenues generated by that product by all operating subsidiaries for the period. The Airubao Series is included in the calculations for blended feed.

During the first quarter of 2007, we launched the Airubao Series, a new special blended feed designed specifically for baby pigs. The Airubao Series is meant to be used four days after weaning. The main ingredients used in these products are amino acids, vitamins, feed additives and minerals. These products are intended to maximize the baby pig’s feed intake, help the baby pig adapt to corn feeding, enhance immunity and digestibility and reduce post-weaning syndrome. We anticipate that the large pig farms will be the largest users of the Airubao Series although we have also introduced the Series to the small individual farmers. We have gained immediate acceptance from our customers. We shipped approximately $4.9 million of this new product to customers during the three month period ended September 30, 2007. This product line consists of a series of three distinct formulations, the average gross margin is approximately 26.4%, and the average selling price is approximately $754 per MT. The Annual Report on China’s Feed Industry, published by the Chinese government, estimates that the market for premium baby pig feed is approximately $3.8 billion per year.

Cost of Goods Sold. We experienced approximately 10.3% and 41% increases in the unit cost of goods sold for blended feed and premix products, respectively, during the three month period ended September 30, 2007 compared to the same period in 2006. In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply customized formulations of our products. In any given period, the cost of the various additives used as raw materials in our products fluctuates, which can result in increases in unit cost of goods sold. During the three month period ended September 30, 2007, the costs of corn and soybean meal increased approximately 12% and 20%, respectively over their levels during the three month period ended June 30, 2007. These additives constitute approximately 70% of our raw material costs. These increased costs offset our increases in revenues. Even though this may have an adverse effect on our short term profits, we take the long term view that this practice results in customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits. Nanchang experienced a 422.2% increase in cost of goods sold during the three month period ended September 30, 2007 compared to the same period in 2006. Shanghai experienced a 349% increase in cost of goods sold during the three month period ended September 30, 2007 compared to the same period in 2006.

Gross Profit. Gross margins decreased to 27.28% from 37.91% during the three months ended September 30, 2007 as compared to the same period last year. The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series; (ii) we experienced an approximate 10.3% increase in the unit cost of goods sold of blended feed during the three months ended September 30, 2007 compared to the same period in 2006; and (iii) the unit cost of goods sold for premix products increased approximately 41% during the three months ended September 30, 2007 compared to the same period in 2006.

Gross margins at Nanchang for the three month period ended September 30, 2007 were approximately 27.3% compared to 36.4% for the same period in 2006. Gross margins at Shanghai for the three month period ended September 30, 2007 were 26.6% compared to 39.1% for the same period in 2006. Gross margins at Guangxi for the three month period ended September 30, 2007 were approximately 26.7%.  Gross margin calculations for each subsidiary are calculated prior to any adjustments for intercompany sales, which are reflected in the consolidated financial statements.

Selling, General and Administrative Expenses. During the three month period ended September 30, 2007, we incurred expenses for professional services associated with being a publicly traded United States reporting company of approximately $150,000. We did not incur these expenses during the same period in 2006. The increase in our general and administrative expense also reflects the addition of our Guangxi subsidiary, which had approximately $71,400 of general and administrative expenses during the three months ended September 30, 2007. General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Selling expenses for the period increased by 138.1% due to the 487.88% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our Guangxi subsidiary, which had approximately $223,200 of selling expenses during the three months ended September 30, 2007. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income. Our increase in net income was due to an increase in income from operations and an increase in non-operating income due to net interest income of approximately $17,600. The major reason for the increase in non-operating expense during this period in 2007 was interest earned on the net proceeds of our financings of approximately $45,000 and other income of approximately $3,400 offset by interest paid in connection with short term loans of approximately $31,000. In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006. Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008 and then will pay a reduced rate of 15% for the next three years.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	$ Change	% Change
Revenues	$23,757,731	$6,209,023	17,548,708	282.63
Cost of Sales	16,961,534	3,854,934	13,106,600	340.00
Gross Profits	6,796,197	2,354,089	4,442,108	188.70
Selling, General and Administrative Expenses	2,540,418	1,261,083	1,279,335	101.45
Net Income	4,315,357	1,247,088	3,068,269	246.03

Revenues. The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of the Guangxi Huijie subsidiary and the introduction in early 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs. Guangxi contributed approximately 6,019 MT of premix volume during the nine month period ended September 30, 2007, Nanchang experienced a decrease of approximately 70 MT and Shanghai experienced an increase of approximately 1,335 MT of premix during the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 to account for the increase in premix volume. We focused on increasing sales of the Airubao Series, which is a special blended feed product. For comparative purposes, we will analyze the blended feed and Airubao Series together. This increase was due primarily to the new Airubao sales and approximately 2,922 MT of blended feed sold by Guangxi. Nanchang sold 12,165 MT during the nine months ended September 30, 2007 compared to 1,097 MT during the same period in 2006. Guangxi also accounted for 1,581 MT of other feed products, Nanchang sold 226 MT and Shanghai sold 231 MT of other feed products during the nine months ended September 30, 2007. Overall, the Guangxi acquisition provided approximately 28.4% of our revenues while Nanchang provided 46.6% and Shanghai provided 25.0% of our total revenues during the nine month period ended September 30, 2007. Guangxi contributed approximately 28.1%, Nanchang approximately 48.4% and Shanghai approximately 23.5% of the total volume of feed sold during the nine month period ended September 30, 2007. Nanchang’s revenues increased approximately 197.5% during the nine months ended September 30, 2007 compared to the same period in 2006. Shanghai’s revenues increased approximately 151.1% during the nine months ended September 30, 2007 compared to the same period in 2006.

The increase in the average sales price of our blended products during the nine months ended September 30, 2007 compared to the same period during 2006 contributed to our increase in revenues, as well as the growth in sales volume in all of our product categories.

Feed Type	Metric Tons Sold Nine Months Ended September 30, 2007	Metric Tons Sold Nine Months Ended September 30, 2006	Difference	% change
Premix	17,210	9,926	7,284	73.4
Blended	4,141	1,097	3,044	277.5
Airubao	14,065	0	14,065	N/A
Other	2,038	348	1,690	485.6
Total	37,454	11,371	26,083	229.4

The average sale price/MT during the nine months ended September 30, 2007 and September 30, 2006 of each of our product classes is set forth below.

Feed Type	Average Price/MT Nine Months Ended September 30, 2007	Average Price/MT Nine Months Ended September 30, 2006	Difference	% change
Premix	$674	$601	$73	12.1%
Blended	709	474	235	49.6
Other	946	823	123	14.9

The average sale price/MT was calculated in U.S. Dollars using a conversion factor of one US dollar to 0.1335 RMB. The average price for each product category was calculated by multiplying the prices charged in each product category at each operating subsidiary by a weighted average of revenues generated in each product category at each operating subsidiary as compared to total revenues generated by that product by all operating subsidiaries for the period. The Airubao Series is included in the calculations for blended feed.

During the first quarter of 2007, we launched the Airubao Series, a new special blended feed designed specifically for baby pigs. We have gained immediate acceptance of this product from our customers. We shipped approximately $10.2 million of this new product to customers during the nine month period ended September 30, 2007. This product line consists of a series of three distinct formulations, the average gross margin is approximately 23.76% and the average selling price is approximately $725 per MT. The Annual Report on China’s Feed Industry, published by the Chinese government, estimates that the market for premium baby pig feed is approximately $3.8 billion per year.

Cost of Goods Sold. We experienced an approximate 26.33% and 24.68% increase in the unit cost of goods sold for blended feed and premix products, respectively, during the nine month period ended September 30, 2007 compared to the same period in 2006. In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply to them customized formulations of our products. In any given month, the cost of the various additives used fluctuates, which can result in temporary increases in unit cost of goods sold. We experienced an increase in the costs of corn and soybean meal of approximately 12% and 20%, respectively over their levels during the six month period ended June 30, 2007. These additives constitute approximately 70% of our raw material costs. These increased costs offset our increases in revenues. Even though this may have an adverse effect on our short term profits, we take the long term view that this practice results in increased customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits. In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Nanchang experienced a 247.11% increase in cost of goods sold during the nine month period ended September 30, 2007 compared to the same period in 2006. Shanghai experienced a 203.57% increase in cost of goods sold during the nine month period ended September 30, 2007 compared to the same period in 2006.

Gross Profit. Gross margins decreased to 28.61% from 37.91% for the same period last year. The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series; (ii) we experienced an approximate 26.33% increase in the unit cost of goods sold of blended feed during the nine months ended September 30, 2007 compared to the same period in 2006; (iii) the unit cost of goods sold for premix products increased approximately 24.68% during the nine months ended September 30, 2007 compared to the same period in 2006.

Gross margins at Nanchang for the nine month period ended September 30, 2007 were approximately 25.84% compared to 36.44% for the same period in 2006. Gross margins at Shanghai for the nine month period ended September 30, 2007 were 27.33% compared to 39.89% for the same period in 2006. Gross margins at Guangxi for the nine month period ended September 30, 2007 were approximately 28.30%.  Gross margin calculations for each subsidiary are calculated prior to any adjustments for intercompany sales, which are reflected in the consolidated financial statements.

Selling, General and Administrative Expenses. We incurred legal and audit expense in the nine month period ended September 30, 2007 of approximately $219,000 associated with being a publicly traded United States reporting company that we did not incur during the same period in 2006. The increase in our general and administrative expense also reflects the addition of our Guangxi subsidiary, which had approximately $183,400 of general and administrative expenses during the nine months ended September 30, 2007. General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting and legal and office expenses. Selling expenses for the period increased by 80.5% due to the 282.63% increase in revenues and the costs associated with entering markets in neighboring provinces as well as the addition of our Guangxi subsidiary, which had approximately $423,000 of selling expenses during the nine months ended September 30, 2007. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income. Our increase in net income was due to an increase in income from operations offset by an increase in non-operating income due to net interest expense offset by other income of approximately $19,000. The major reason for the increase in non-operating income during this period in 2007 was interest earned on the net proceeds of our financings of approximately $99,500 and other income of approximately $14,000 offset by interest paid in connection with short term loans of approximately $95,000. In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006. Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008 and then will pay a reduced rate of 15% for the next three years.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At September 30, 2007, we had $10,007,903 cash and cash equivalents on hand. During the nine month period ending September 30, 2007, we completed two private placement offerings of our securities. Through the final closing of the first private placement offering on April 29, 2007, we received aggregate gross proceeds of $6,830,259 from the sale of an aggregate of 2,276,753 units to 37 accredited investors. Each unit was priced at $3.00 and represented one share of our common stock and a warrant to purchase 8% of one share of common stock. Accordingly, we issued an aggregate of 2,276,753 shares of our common stock and warrants to purchase an aggregate of 182,146 shares of our common stock to the 37 accredited investors who participated in this offering.  In connection with the private placement, fees of 8% of the securities placed were paid in cash and a number of common stock purchase warrants equal to 8% of the units placed were paid to participating dealers and a finder. Accordingly, we paid $546,421 and issued warrants to purchase 182,141 shares of our common stock to the participating dealers and a finder. All stock purchase warrants have a three year term and have an initial exercise price of $5.00. We received net proceeds from the private placement of $6,247,503, after deduction of costs associated with the financing of $582,756.

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

We used $1,131,000 of the net proceeds from these private placement offerings to repay the short term bank loan we had in connection with our acquisition Guangxi Huijie. We also used $620,000 to make a good faith deposit with an agricultural feed company located in China that we were in negotiations to acquire. We conducted a due diligence investigation of this company and have subsequently decided not to pursue this acquisition. We have signed a termination consent with this company and fully expect that we will receive a full refund of the $620,000 on or before November 15, 2007.

As of September 30, 2007, we had total loans payable of $1,718,878, comprised of three loans. There was one short term bank loan to Nanchang of $800,766, with an interest rate of 7.44% per annum payable monthly. This loan matures on May 27, 2008, and is collateralized by our office building, workshop, employee dorms, and use right of land. There are two short term bank loans to Guangxi Huijie totaling $918,212 as follows:

Remaining Balance Due	Maturity Date	Interest Rate	Collateral

$637,944	October 11, 2007	5.67%	Officer’s Bank Deposits
$280,268	May 24, 2008	6.57%	Company Use Right of Land

During the three months ended September 30, 2007 we repaid a bank loan to Guangxi in the amount of $118,235. On October 11, 2007, we repaid the bank loan to Guangxi that matured on that date.

During the nine months ended September 30, 2007, we repaid advances totaling $746,645 to entities in which Mr. Junhong Xiong, our President and Chief Executive Officer, had an equity interest. Mr. Xiong sold his interest in all of these entities.

During the nine months ended September 30, 2007, our operating activities provided cash of $321,619. This provision of cash was primarily due to net income of $4,315,443, depreciation of $118,038, amortization of $51,715, an increase of accounts payable of $769,627, an increase of accrued expenses of $189,348, a decrease of $101,436 in due from a related party and an increase of accrued payroll of $120,822, all offset by an increase of 4,470,647 in accounts receivable, an increase of $93,489 in other receivables, an increase in inventory in the amount of $410,529, an increase in prepaid expenses of $274,268 and a decrease in tax and welfare payable in the amount $76,094.

We used $117,485 in investing activities during the nine month period ended September 30, 2007 for the acquisition of property and equipment and $620,000 as a deposit for a potential acquisition that we subsequently abandoned.

We received $9,059,182 in cash from financing activities. We received $8,767,503, net of $1,062,756 of offering costs, from the sale of our securities during the nine months ended September 30, 2007. We also received $977,008 from the proceeds of loans. We collected $226,083 for subscription receivables and $942,676 from related parties due to us. These amounts were offset by the following payments we made: $752,084 repayment to shareholders and the payment of $1,102,004 on the note receivable associated with the acquisition of Guangxi.

At September 30, 2007, our accounts receivable balance was approximately $6.3 million, which was approximately 53% of our net revenues for the three months ended September 30, 2007. The reason for the large increase in our accounts receivable at September 30, 2007 is that our sales increased due to the introduction of our Airubao series of products during the first quarter of 2007. Approximately $9.7 million or 75% of our sales during the quarter ended September 30, 2007 occurred in August and September 2007. Given that our credit terms range from 30-90 days and in certain cases exceed 90 days, a significant portion of these sales remained in accounts receivable at September 30, 2007. Through October 30, 2007, we had collected approximately $4.6 million of the approximately $5.3 million of accounts receivable at June 30, 2007, of which approximately $488,000 of the amount collected was greater than 90 days old at June 30, 2007. We anticipate collecting approximately 85% of this remaining balance of accounts receivable that were greater than 90 days old at June 30, 2007 in 2007 and a substantial portion of the remaining balance during 2008.

Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of new subsidiaries or joint ventures in our industry as opportunities present themselves, as well as general corporate purposes. We estimate that we will require approximately $6,200,000 to maintain our current operations and achieve these goals in 2007, which include a potential joint venture outside of China and an additional acquisition that we are presently budgeting. We will also require an additional $3,000,000 that we are budgeting for a potential acquisition in 2008. We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements. In light of surging pork prices in China due to rising consumer demand and severe pork supply shortages, we have been exploring opportunities to enter China’s commercial hog farm business through acquisition of existing commercial hog farms as well as building new hog farms. We believe the commercial hog farm business would contribute significant revenues to our financial performance in 2008 and beyond. In the event we determine to pursue an aggressive acquisition program to meet this goal in 2008, we will need to raise additional funds from the sale of our securities in order to have sufficient funds to complete these acquisitions.

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

Changes in the corporate and securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, has required changes in some of the corporate governance, securities disclosure and compliance practices of United States public companies. In response to the requirements of SOX, the SEC and major stock exchanges have promulgated new rules and listing standards covering a variety of subjects. Compliance with these rules and listing standards that are likely to increase our general and administrative costs, and we expect these costs to continue to increase in the future. In particular, we will be required to include the management and auditor reports on internal control as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of SOX. We will shortly begin the process of evaluating our internal control systems in order (i) to allow management to report on, and our independent auditors to attest to our internal controls, as required by these laws, rules and regulations, (ii) to provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) to comply with the other provisions of Section 404 of SOX. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the Nasdaq Stock Market. Any such action may materially adversely affect our reputation, financial condition and the value of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance in the United States.

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

During the eight month period ended August 28, 2007, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.25 per share and $1.85 per share, respectively. Sine commencing trading on the Nasdaq Stock Market on August 29, 2007, the high and low sales prices of our common stock were $16.00 and $7.11. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

On August 29, 2007, shares of our common stock began trading on the Nasdaq Capital Market. On October 12, 2007, shares of our common stock began trading on the Nasdaq Global Market. Since August 29, 2007, our average trading volume has been less than 75,000 shares per day. As with most initial listings on this exchange, it will take time for a significant active trading market in our common stock to develop. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of October 29, 2007, we had outstanding 27,026,756 shares of common stock. We have filed a Registration Statement on Form SB-2 pursuant to which selling stockholders may resell an aggregate of 3,026,753 shares of our common stock and an additional 611,787 shares issuable upon the exercise of warrants into the public market. This registration statement was declared effective on October 25, 2007. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. As of October 29, 2007, 27,026,756 of these shares of common stock were issued and outstanding, 611,787 shares were reserved for issuance upon exercise of 611,787 issued and outstanding warrants and 32,000 were reserved for issuance upon exercise of 32,000 issued and outstanding stock options. There are approximately 47,325,000 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. Although we have not entered into any agreements as of the date of this offering to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

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

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Junhong Xiong, our Chief Executive Officer and Yan Liang Fan, our Chief Financial Officer. Based upon that evaluation, Mr. Xiong and Mr. Yan concluded that our disclosure controls and procedures are effective.

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

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

None.

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

AgFeed Industries, Inc.

October 31, 2007	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

October 31, 2007	By:	/s/ Yan Liang Fan
Yan Liang Fan Chief Financial Officer (Principal Financial and Accounting Officer)