Form 10QSB/A
period 2007-03-31
Agfeed Industries, Inc
filed 2007-12-03
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

001-28195
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

AGFEED INDUSTRIES, INC.

EXPLANATORY NOTE

We are amending this Quarterly Report on Form 10-QSB in its entirety to report certain segment reporting and other information for the periods presented and to include additional risk factors, which changes are being made to conform the information presented in this report to disclosures made in our Registration Statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on October 25, 2007.

Item 1. Financial Statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007

March 31,
2007
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,672,889
Accounts receivable, net of allowance for doubtful accounts of $55,507	3,445,680
Advances to suppliers	244,826
Other receivable	87,234
Due from related parties	93,187
Inventory	930,526
Prepaid expense	162,215
Other current assets	1,739

Total current assets	7,638,296

PROPERTY AND EQUIPMENT, net	1,372,149

INTANGIBLE ASSETS	542,752

TOTAL ASSETS	$9,553,197

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,339,353
Other payables	44,458
Unearned revenue	50,875
Accrued expenses	49,084
Accrued payroll	24,179
Short term loans	699,192
Due to related party	4,661
Tax and welfare payable	411,816

Total current liabilities	2,623,618

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
25,000,003 shares issued and outstanding	25,000
Additional paid-in capital	4,022,044
Other comprehensive income	167,752
Statutory reserve	328,733
Retained earnings	2,386,050
Total stockholders' equity	6,929,579

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,553,197

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$779,181	$278,382
Adjustments to reconcile net income to net cash
provided in operating activities:
Depreciation	39,845	25,608
Amortization	46,360	1,217
(Increase) / decrease in assets:
Accounts receivable	(1,626,525)	(523,979)
Other receivable	117,454	13,680
Inventory	(143,070)	(54,143)
Due from related party	7,336	(80,235)
Advances to suppliers	(165,678)	(5,887)
Prepaid expense	(150,247)	12,771
Other assets	535	(3,728)
Increase / (decrease) in current liabilities:
Accounts payable	519,177	176,736
Unearned revenue	(31,388)	(3,857)
Other payables	(12,995)	1,910
Due to related party	-	(180,566)
Accrued expenses	(44,618)	56,969
Accrued payroll	(13,371)	5,736
Tax and welfare payable	128,147	122,427

Net cash provided by operating activities	(549,857)	(156,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24,125)	(32,490)

Net cash used in investing activities	(24,125)	(32,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on advances from stockholders	(753,521)	-
Advances from related parties	-	108,449
Collections on advances to related parties	930,623	193,992
Proceeds from the sale of common stock	3,000,000	-
Offering costs	(276,335)	-
Payment on note payable	(1,102,004)	-
Collection on subscription receivable	226,083	-

Net cash provided by financing activities	2,024,846	302,441

Effect of exchange rate changes on cash and cash equivalents	17,925	(21,197)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,468,789	91,795

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,204,100	136,406

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,672,889	$228,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42,649	$2,280
Income taxes paid	$-	$13,831

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Agfeed Industries, Inc. (the “Company”) pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB/A. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

As a result of the reverse merger transactions described above, the historical financial statements presented are those of Nanchang Best and Shanghai Best, the operating entities.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company offers credit terms from 30-90 days and in certain cases longer than 90 days. The Company monitors collectibility based on established criteria. The allowance for doubtful debts amounted to $55,507 as of March 31, 2007.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Per the People's Republic of China's governmental regulations, the Government owns all land. The Company leases land pursuant to two real estate contracts with the government of the People's Republic of China. One real estate contract for a period from November 2006 through October 2056 and the other real estate contract is from January 2000 through December 2050. The Company obtained possession of the land in July of 2005. Accordingly, the Company is amortizing the cost of the right to use land from that date.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company determines that delivery has occurred when the customer picks up the product and when the product is shipped FOB.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company is not subject to VAT withholdings.

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

The Company offers credit terms ranging from 30 to 90 days for most customers. From some large customers, the Company may extend these terms beyond 90 days.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has three reportable segments (see Note 11).

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
$699,192

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Stockholders’ Equity

On February 6, 2007, the Board of Directors approved the sale of 2,750,000 units in a private placement offering. Each unit consisted of one share of common stock and a warrant to purchase 8% of one share of common stock. The warrants expire in three years and are have an exercise price of $5.00 per share. On February 28, 2007, the Company received the minimum required placement of $3,000,000 USD of units of its securities consisting of shares of common stock and stock purchase warrants (8% warrant coverage) in a private placement exempt from registration under the Securities Act. A total of 1,000,000 units, each unit representing one share of the Company’s common stock and a three year common stock purchase warrant, were sold through the end of business February 28, 2007. Accordingly, the Company issued 1,000,000 shares of its common stock and warrants to purchase 80,000 shares of its common stock at this closing. Each unit is priced at $3.00 with $3,000,000 in total having been received. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Note 5 - Employee Welfare Plan

The Company has its own employee welfare plan in accordance with Chinese law and regulations before all three subsidiaries in China become Sino-Foreign joint ventures. The Company made annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $4,412 and $16,081 for the three months ended March 31, 2007 and 2006, respectively. In accordance with Chinese law, a Sino-Foreign joint venture is not required to accrue welfare payable in advances since January 2006, and local entities are not required to accrue such payable since January 2007. Accordingly, all three subsidiaries have stopped accruing welfare payable. Instead, welfare expense is recorded as incurred. The Company has recorded welfare payable of $78,610 as of March 31, 2007 which is included in tax and welfare payable in the accompanying consolidated balance sheet.

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

Note 8 - Related Party Transactions

During the three months ended March 31, 2007, the Company repaid $742,468 in advances from the companies that were related to the Company prior to the first quarter of 2007.  All these companies were related to the Company though one common shareholder who is a majority shareholder in all the related companies.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 - Segment Information

The Company’s predominant business is the research & development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market. The Company is organized into three wholly owned subsidiaries: Shanghai Best Animal Husbandry Co., LTD. (“Shanghai”), Nanchang Best Animal Husbandry Co., LTD. (“Nanchang”), and Guangxi Huijie Sci & Tech. Feed Co., LTD. (“Guangxi”).

Shanghai is located in the Nanxiang, Jia Ding district, Shanghai and sells its products to approximately 300 customers, consisting of 90 local distributors and 210 large scale pig farms. Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi Province and sells its products to approximately 360 customers, consisting of 170 local distributors and 190 large scale pig farms. Guangxi is located in Coastal Industrial Park, Liangquin District, Nanning City, Guangxi Province and sells its products to approximately 325 customers, consisting of 140 local distributors and 185 large scale pig farms.

The following tables summarize segment information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006:

	3/31/2007	3/31/2006

Revenues from unrelated entities
Shanghai	$1,383,925	$813,910
Guangxi	1,543,893	-
Nanchang	2,050,477	1,280,379
	4,978,295	2,094,289

Intersegment revenues
Shanghai	-	-
Guangxi	-	-
Nanchang	496,987	-
	496,987	-

Total Revenues
Shanghai	1,383,925	813,910
Guangxi	1,543,893	-
Nanchang	2,547,464	1,280,379
Less Intersegment revenues	(496,987)	-
	4,978,295	2,094,289

Income from operations
Shanghai	234,387	138,098
Guangxi	392,022	-
Nanchang	420,483	276,118
Holding Company	(69,001)	-
	977,891	414,216

Interest income
Shanghai	214	76
Guangxi	164	-
Nanchang	938	105
Holding Company	8,851	-
	10,167	181

Interest Expense
Shanghai	-	-
Guangxi	1,885	-
Nanchang	10,184	-
Holding Company	30,580	-
	42,649	-

Income tax expense
Shanghai	78,736	45,919
Guangxi	96,562	91,044
Nanchang	-	-
	175,298	136,963

Net Income
Shanghai	159,856	93,228
Guangxi	293,739	-
Nanchang	416,316	185,154
Holding Company	(90,730)	-
	779,181	278,382

Provision for depreciation
Shanghai	8,696	8,123
Guangxi	8,660	-
Nanchang	22,489	17,485
	39,845	25,608

Total Assets
Shanghai	1,782,887
Guangxi	2,146,635
Nanchang	4,306,423
Holding Company	1,317,252
	9,553,197

Note 12 - Subsequent Event

On February 6, 2007, the Board of Directors approved the sale of 2,750,000 units in a private placement offering. Each unit consisted of one share of common stock and a warrant to purchase 8% of one share of common stock. The warrants expire in three years and are have an exercise price of $5.00 per share. On February 28, 2007, the Company received the minimum required placement of $3,000,000 USD of units of its securities consisting of shares of common stock and stock purchase warrants (8% warrant coverage) in a private placement exempt from registration under the Securities Act. A total of 1,000,000 units, each unit representing one share of the Company’s common stock and a three year common stock purchase warrant, were sold through the end of business February 28, 2007. Accordingly, the Company issued 1,000,000 shares of its common stock and warrants to purchase 80,000 shares of its common stock at this closing. Each unit is priced at $3.00 with $3,000,000 in total having been received. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

This Quarterly Report on Form 10-QSB/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” beginning on page 11 and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

We are targeting growth through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through approximately 101 independently owned retail locations (as of May 11, 2007), and (iii) an aggressive acquisition program to increase the number of provinces in China in which we do business.

Our revenues increased 12.9% in 2006 as compared to 2005 and our net income increased 110% in 2006 as compared to 2005. Similarly, in the three month period ended March 31, 2007, our revenues increased 137.7% and our net income increased 179.9% compared to the three month period ended March 31, 2006. The increases we experienced in both periods are the result of our organic growth at each operating subsidiary. In addition, the growth in the first quarter of fiscal 2007 reflects the acquisition of our Guangxi Huijie subsidiary in December 2006. Since we acquired Nanchang Best and Shanghai Best in October 2006, we have effectively marketed our products through a team based approach, sharing sales leads and referrals. We also developed the new Arubao Series of product at Nanchang Best and introduced the product in our three current subsidiaries.

In January 2007, we launched independently owned retail stores to complement our existing distribution channels. We will continue to market our products to the operators of large swine farms and large distributors. We will now rely on the owners of these independent retail stores to market and sell our products to the smaller swine farms. Even though the number of small swine farms in China is declining, we did not want to lose revenues by forgoing sales to this market segment. We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply to them customized formulations of our products. In any given month, the cost of the various additives used in these customized formulations fluctuates, which can result in temporary increases in unit cost of goods sold. We believe even though this may have an effect on our short term profits, we take the long term view that it increases customer loyalty and builds the AgFeed brand. The increase in our revenues during the three months ended March 31, 2007 were mostly due to increases in the volume of products sold as a direct result of new products launched and our expansion to new markets. We also experienced increases in our cost of goods sold during the three months ended March 31, 2007. The costs of corn and soybean meal, which are two of our main raw materials, increased approximately 18.5% and 11.2%, respectively. In order to remain competitive in our markets, we have not increased the prices of our products to pass these cost increases on to our customers. Accordingly, our revenues have not increased during the three month period ended March 31, 2007 in proportion to our cost of goods sold. We believe that this competitive pricing strategy has and will continue to increase our sales volume and ultimately increase our long-term revenue growth.

We also continue to aggressively search for acquisition targets in our industry, throughout China. The growth in sales and net revenues we experienced in the first quarter of fiscal 2007 compared to the first quarter of 2006 was due in part to our acquisition of Guangxi Huijie late in December 2006.

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

REVENUE RECOGNITION: Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings. We give volume rebates to certain customers based on volume achieved. We accrue sales rebates based on actual sales volume. Sales rebates for the year ended December 31, 2005 and 2006 and the three months ended March 31, 2006 and 2007 were $ 74,046 and $258,503 and $34,572 and $49,084 respectively. Sales returns for the three months ended March 31, 2006 and 2007 were $13,956 and $15,219 respectively.

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

The Company gives volumes rebates to certain customers based on volume achieved. Sales rebates are accrued based on actual sales volume. Sales rebates for the year ended December 31, 2005 and 2006 were $74,046 and $258,503, respectively. The Company does not offer any of its customers the unconditional right to return purchased products. Customers are only permitted to return defective products. In addition, the Company does not provide any price protection or similar rights to its customers.

There are no differences in the Company’s arrangements with its different type of customers. Accordingly, the Company does not have different revenue recognition policies for different types of customers.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Three Months ended March 31, 2007	Three Months ended March 31, 2006	$ Change	% Change
Revenues	$4,978,295	$2,094,289	$2,884,006	137.7%
Cost of Sales	3,435,089	1,305,090	2,129,999	163.2%
Gross Profits	1,543,206	789,199	754,007	95.5%
Selling, General and Administrative Expenses	565,315	374,983	190,332	50.7%
Net Income	779,181	278,382	500,799	179.9%

Revenues. The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of the Guangxi Huijie subsidiary and the introduction in the first quarter of 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs. Guangxi contributed approximately 1,436 metric tons (MT) of premix volume during the three months ended March 31, 2007, accounting for significantly all of the increase in premix sales volume. Nanchang experienced a decrease of approximately 453 MT of premix volume and Shanghai experienced a decrease of approximately 151 MT of premix volume during this three month period.  During the three months ended March 31, 2007, we focused on increasing sales of the Airubao Series, which is a special blended feed product. For comparative purposes, we will analyze the blended feed and Airubao Series together. Together the blended category sold 3,848 MT compared to only 390 MT during the same period a year ago. This increase was due to the new Airubao sales and approximately 603 MT of blended feed sold by Guangxi, as well as an increase of approximately 2,035 MT of blended feed sold by Nanchang and an increase of approximately 820 MT sold by Shanghai during the three month period ended March 31, 2007 compared to the same period in 2006.  Guangxi also accounted for 149 MT of other feed products. Nanchang sold 45 MT and Shanghai sold 78 MT of other feed products during the three months ended March 31, 2007.  Overall, the Guangxi acquisition provided approximately 28.20% of our revenues while Nanchang provided 46.53% and Shanghai provided 25.27% of our total revenues during the three month period ended March 31, 2007 and Guangxi contributed approximately 25.9% of the total volume of feeds during the three month period ended March 31, 2007 and Nanchang contributed approximately 48.6% and Shanghai contributed approximately 25.5% of the total volume of feeds during the three month period ended March 31, 2007.  Nanchang's revenues increased approximately 78.59% during the three months ended March 31, 2007 compared to the same period in 2006.  Shanghai's revenues increased approximately 60.01% during the three months ended March 31, 2007 compared to the same period in 2006.

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

Feed Type	Metric Tons Sold 3 months ended March 31, 2007	Metric Tons Sold 3 months ended March 31, 2006	Difference	% change
Premix	4,331	3,498	832	23.80%
Blended	1,128	390	738	189.23%
Airubao	1,900	0	1,900	N/A
Other	272	97	175	181.90%
Total	7,631	3,985	3,645	91.49%

The average sale price/MT during the three months ended March 31, 2007 and March 31, 2006 of each of our product classes is set forth below.

Feed Type	Average Price/MT 3 Months Ended March 31, 2007	Average Price/MT 3 Months Ended March 31, 2006	Difference	% change
Premix	$630.46	$595.39	$35.06	5.89
Blended	630.73	444.08	186.65	42.03
Other	1,042.01	914.56	127.45	13.94

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

During the first quarter of 2007, we launched the Airubao Series, a new special blended feed designed specifically for baby pigs. The Airubao Series is meant to be used four days after weaning. The main ingredients used in these products are amino acids, vitamins, feed additives and minerals. These products are intended to maximize the baby pig’s feed intake, help the baby pig adapt to corn feeding, enhance immunity and digestibility and reduce post-weaning syndrome. We anticipate that the large pig farms will be the largest users of the Airubao Series although we have also introduced the Series to the small individual farmers. We have gained immediate acceptance from our customers. This product line consists of a series of three distinct formulations, the average gross margin is approximately 24% and the average selling price is approximately $670 per MT. The Annual Report on China’s Feed Industry, published by the Chinese government, estimates that the market for premium baby pig feed is approximately $3.8 billion per year.
Cost of Goods Sold. We experienced approximately 37.8% and 5.9% increases in the unit cost of goods sold for blended feed and premix products, respectively, during the three month period ended March 31, 2007 compared to the same period in 2006. In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply customized formulations of our products. In any given period, the cost of the various additives used as raw materials in our products fluctuates, which can result in increases in unit cost of goods sold. During the three month period ended March 31, 2007, the costs of corn and soybean meal increased approximately 18.5% and 11.2%, respectively. These additives constitute approximately 20% of our concentrate feed raw material costs and 60% to 80% of our blended feed raw material costs. These increased costs offset our increases in revenues. Even though this may have an adverse effect on our short term profits, we take the long term view that this practice results in customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits. In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Nanchang experienced a 109.30% increase in cost of goods sold during the three months ended March 31, 2007 compared to the same period in 2006.  Shanghai experienced a 89.76% increase in cost of goods sold during the three months ended March 31, 2007 compared to the same period in 2006.

Gross Profit. Gross margins decreased to 31% from 37.68% during the three months ended March 31, 2007 as compared to the same period last year. The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series; (ii) we experienced an approximate 37.8% increase in the unit cost of goods sold of blended feed during the three months ended March 31, 2007 compared to the same period in 2006; and (iii) the unit cost of goods sold for premix products increased approximately 5.9% during the three months ended March 31, 2007 compared to the same period in 2006.

Gross margins at Nanchang for the three month period ended March 31, 2007 were approximately 25.58% compared to 36.50% for the same period in 2006. Gross margins at Shanghai for the three month period ended March 31, 2007 were 30.07% compared to 41.04% for the same period in 2006. Gross margins at Guangxi for the three month period ended March 31, 2007 were approximately 30.79%. Gross margin calculations for each subsidiary are calculated prior to any adjustments for intercompany sales, which are reflected in the consolidated financial statements.

Selling, General and Administrative Expenses. We incurred legal and audit expense in the three month period ended March 31, 2007 of approximately $104,000 associated with being a publicly traded United States reporting company that we did not incur during the same period in 2006. The increase in our general and administrative expense also reflects the addition of our Guangxi subsidiary, which had approximately $44,124 of general and administrative expenses during the three months ended March 31, 2007. General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Selling expenses for the period increased by 29.33% due to the 137.7% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our Guangxi subsidiary, which had approximately $39,178 of selling expenses during the three months ended March 31, 2007. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income. Our increase in net income was due to an increase in income from operations offset by an increase in non-operating income due to net interest expense of approximately $23,412. The major reason for the net increase in non operating expenses during this period in 2007 was interest expense paid in connection with the Guangxi acquisition and short term loans of approximately $699,192.  This interest expense was offset by interest income earned on the net proceeds of our financings of approximately $2,723,665.  In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006. Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008 and then will pay a reduced rate of 15% for the next three years.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2007 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At March 31, 2007, we had $2,672,889 cash and cash equivalents on hand. On April 29, 2007, we completed a final closing of a private placement offering of units pursuant to which we sold an aggregate of 2,276,753 units at an offering price of $3.00 per unit for aggregate gross proceeds of $6,830,259. Each unit consisted of one share of common stock and a warrant to purchase 8% of one share of common stock. Accordingly, we issued an aggregate of 2,276,753 shares of our common stock and warrants to purchase 182,146 shares of our common stock to the 37 accredited investors who participated in this offering. The warrants are exercisable for a period of three years at an exercise price of $5.00 per share. We received net proceeds from the private placement of appoximately $6,230,000 after payments to two selected dealers and one finder and legal and accounting costs associated with the financing totaling approximately $600,000. We used $1,131,000 of the net proceeds to repay the short term bank loan we had in connection with our acquisition of Guangxi Huijie. We also used $160,000 to make a good faith deposit with a company that we are in negotiations to acquire.

 As of March 31, 2007, we had total loans payable of $699,192, comprised of two loans. There was one short term bank loan to Nanchang of $582,660, with an interest rate of 7.02% per annum payable monthly. This loan matures on May 17, 2007, and is collateralized by our office building, workshop, employee dorms, and use right of land. There is one short term bank loan to Guangxi Huijie in the principal amount of $116,532, with an interest rate of 6.12% per annum payable monthly.  This loan matures on December 4, 2007 and is collateralized by our office equipment.

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

During the three months ended March 31, 2007, we used $549,857 in our operating activities. This use of cash was primarily due to net income of $779,181, an increase in accounts payable of $579,177, and an increase in accrued payroll of $128,147, offset by increases in accounts receivable of $1,626,525, an increase in inventory of $143,070, and an increase in prepaid expenses of $150,247, which is largely accounted for by the $160,000 good faith deposit to the company we are negotiating to acquire.

We used $24,125 in investing activities during the three month period ended March 31, 2007 for the acquisition of property and equipment.

We received $2,024,846 in cash from financing activities. We received $2,723,665, net of offering costs, from the sale of our securities during the three months ended March 31, 2007. We collected $226,083 for subscription receivables and $930,623 from related parties due to us. These amounts were offset by the following payments we made: $753,521 repayment to shareholders, and the payment of $1,102,004 on the note receivable associated with the acquisition of Guangxi.
At March 31, 2007, our accounts receivable balance was approximately $3.446 million, which was approximately 69.22% of our net revenues for the three months ended March 31, 2007. The reason for the large increase in our accounts receivable at March 31, 2007 is that our sales increased due to the introduction of our Airubao series of products during the first quarter of 2007. Approximately $3.9 million or 79% of our sales during the quarter ended March 31, 2007 occurred in February and March 2007. Given that our credit terms range from 30-90 days and in certain cases exceed 90 days, a significant portion of these sales remained in accounts receivable at March 31, 2007. Through May 14, 2007, we had collected approximately $2.8 million of the approximately 3.5 million of accounts receivable at March 31, 2007, of which approximately $175,000 of the amount collected was greater than 90 days old at March 31, 2007. We anticipate collecting approximately 70% of this remaining balance of accounts receivable that were greater than 90 days old at March 31, 2007 in 2007 and a substantial portion of the remaining balance during 2008. While we believe that the uncollectible portion of our accounts receivable at March 31, 2007 will be in line with our historical collection results and will not have a material adverse effect on our liquidity, we will continue to assess the collectibility of our accounts receivable as our sales continue to increase and evaluate the need to increase our allowance for doubtful accounts.

Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of new subsidiaries or joint ventures in our industry as opportunities present themselves, as well as general corporate purposes. We estimate that we will require approximately $6,200,000 to maintain our current operations and achieve these goals in 2007, which include a potential joint venture outside of China, completion of the acquisition for which we have made a deposit of $160,000 and an additional acquisition that we are presently budgeting. We will also require an additional $3,000,000 that we are budgeting for a potential acquisition in 2008. We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.

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

Risks Related to our Securities

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in The People’s Republic of China.

As our executive officers and director are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and director by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in The People’s Republic of China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our director or executive offices by United States courts. In addition, the courts in The People’s Republic of China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the four month period ended April 30, 2007, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $5.50 per share and $1.98 per share, respectively. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of May 11, 2007, we had outstanding 26,276,756 shares of common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. As of May 11, 2007, 26,276,756 of these shares of common stock were issued and outstanding, 364,287 shares wer reserved for issuance upon exercise of 364,287 issued and outstanding warrants.  There are approximately 48,723,244 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. Although we have not entered into any agreements as of the date of this offering to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

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

Our articles of incorporation contain specific provisions that eliminate the liability of our director for monetary damages to our company and shareholders, to the extent provided by Nevada law. We may also have or may create contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against our director and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against our director and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our director and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our management owns a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

Our principal executive officers and director, own approximately 29% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

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

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Junhong Xiong, our Chief Executive Officer and Yan Liang Fan, our Chief Financial Officer. Based upon that evaluation, Mr. Xiong and Mr. Yan concluded that our disclosure controls and procedures are effective.

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

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Selected dealer or finder	Cash	Warrants
Four Tong Investments, Ltd.	$360,000	120,000
Legend Securities, Inc.	$151,861	50,621
Maxim Group LLC	$ 34,560	11,520

The warrants granted to these finders have the same terms and conditions as the warrants granted in the offering. The net proceeds of this private placement offering will be used primarily for working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in April 2007.

4.2	Form of Registration Rights Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Agfeed Industries, Inc.

November 27, 2007	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

November 27, 2007	By:	/s/ Yan Liang Fan
Yan Liang Fan Chief Financial Officer (Principal Financial and Accounting Officer)