Form 10QSB/A
period 2007-06-30
Agfeed Industries, Inc
filed 2007-12-03
CIK 1331427

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

i

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

The Company offers credit terms ranging from 30 to 90 days for most customers. From some larger customers, the Company may extend these terms beyond 90 days.

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

Note 10 - Segment Information

The Company's predominant business is the research & development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market. The Company is organized into three wholly owned subsidiaries: Shanghai Best Animal Husbandry Co., LTD. ("Shanghai"), Nanchang Best Animal Husbandry Co., LTD. ("Nanchang"), and Guangxi Huijie Sci. & Tech. Feed Co., LTD.("Guangxi").

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

The following tables summarize segment information:

	6/30/2007	6/30/2006
	(unaudited)	(unaudited)
Revenues from unrelated entities
Shanghai	$1,982,145	$1,634,048
Guangxi	3,643,339	-
Nanchang	6,243,964	2,552,742
	11,869,448	4,186,790
Intersegment revenues
Shanghai	1,348,778	-
Guangxi	-	-
Nanchang	5,230	-
	1,354,008	-
Total Revenues
Shanghai	3,330,923	1,634,048
Guangxi	3,643,339	-
Nanchang	6,249,194	2,552,742
Less Intersegment revenues	(1,354,008)	-
	11,869,448	4,186,790
Income from operations
Shanghai	575,402	294,433
Guangxi	779,569	-
Nanchang	967,063	459,541
Holding Company	(123,619)	-
	2,198,415	753,974
Interest income
Shanghai	627	-
Guangxi	837	-
Nanchang	4,021	-
Holding Company	48,705	-
	54,190	-
Interest Expense
Shanghai	-	-
Guangxi	12,209	-
Nanchang	20,816	1,814
Holding Company	30,580	-
	63,605	1,814
Income tax expense (benefit)
Shanghai	-	(97,655)
Guangxi	40,461	-
Nanchang	-	(152,153)
	40,461	(249,808)
Net Income
Shanghai	581,032	208,925
Guangxi	808,658	-
Nanchang	955,987	308,915
Holding Company	(105,494)	-
	2,240,183	517,840
Provision for depreciation
Shanghai	13,911	9,269
Guangxi	21,989	-
Nanchang	41,997	39,550
	77,897	48,819
Capital Expenditures
Shanghai	6,449	34,404
Guangxi	40,178	-
Nanchang	6,030	24,914
	52,657	59,318
Total Assets
Shanghai	1,901,967
Guangxi	3,882,194
Nanchang	6,248,042
Holding Company	6,464,017
	18,496,220

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

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

We are targeting growth through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through approximately 300 new independently owned retail locations (as of August 10, 2007), and (iii) an aggressive acquisition program to increase the number of provinces in China in which we do business.

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

Since January 2007, we established approximately 300 independently owned retail stores to complement our existing distribution channels. We will continue to market our products to the operators of large swine farms and large distributors. We will now rely on the owners of these independent retail stores to market and sell our products to the smaller swine farms. Even though the number of small swine farms in China is declining, we did not want to lose revenues by forgoing sales to this market segment. We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

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

Revenues. The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of the Guangxi Huijie subsidiary and the introduction in the first quarter of 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs. Guangxi contributed approximately 1,886 metric tons (MT) of premix volume during the three months ended June 30, 2007, accounting for significantly all of the increase in premix sales volume. Nanchang experienced an increase of approximately 24 MT of premix volume and Shanghai experienced a decrease of approximately 29 MT of premix volume during this three month period.  During the three months ended June 30, 2007, we focused on increasing sales of the Airubao Series, which is a special blended feed product. For comparative purposes, we will analyze the blended feed and Airubao Series together. Together the blended category sold 6,171 MT compared to only 363 MT during the same period a year ago. This increase was due to the new Airubao sales and approximately 976 MT of blended feed sold by Guangxi offset by a decrease of approximately 600 MT of blended sales at Nanchang and Shanghai. The decrease of blended feed sold by Nanchang and Shanghai is more than compensated by the sales of the new Airubao Series products. Guangxi also accounted for 244 MT of other feed products. Nanchang sold 64,462 MT and Shanghai sold 76,990 MT of other feed products during the three months ended June 30, 2007.  Overall, the Guangxi acquisition provided approximately 27.1% of our revenues while Nanchang provided 47.8% and Shanghai provided 25.1% of our total revenues during the three month period ended June 30, 2007 and Guangxi contributed approximately 27.1% of the total volume of feeds during the three month period ended June 30, 2007 and Nanchang contributed approximately 49.4% and Shanghai contributed approximately 24.2% of the total volume of feeds during the three month period ended June 30, 2007.  Nanchang's revenues increased approximately 175.84% during the three months ended June 30, 2007 compared to the same period in 2006.  Shanghai's revenues increased approximately 130.74% during the three months ended June 30, 2007 compared to the same period in 2006.

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

Nanchang experienced a 231.05% increase in cost of goods sold during the three months ended June 30, 2007 compared to the same period in 2006.  Shanghai experienced a 174.79% increase in cost of goods sold during the three months ended June 30, 2007 compared to the same period in 2006.

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

Gross margins at Nanchang for the three month period ended June 30, 2007 were approximately 23.71% compared to 36.43% for the same period in 2006. Gross margins at Shanghai for the three month period ended June 30, 2007 were 26.51% compared to 38.29% for the same period in 2006. Gross margins at Guangxi for the three month period ended June 30, 2007 were approximately 29.32%. Gross margin calculations for each subsidiary are calculated prior to any adjustments for intercompany sales, which are reflected in the consolidated financial statements.

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

Revenues. The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of the Guangxi Huijie subsidiary and the introduction in early 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs. Guangxi contributed approximately 3,322 Metric Tons (MT) of premix volume during the six months ended June 30, 2007, Nanchang experienced a decrease of approximately 428 MT of premix volume and Shanghai experienced a decrease of approximately 428 MT of premix volume during this six month period. We focused on increasing sales of the Airubao Series, which is a special blended feed product. For comparative purposes, we will analyze the blended feed and Airubao Series together. Together the blended category sold 10,018 MT compared to only 753 MT during the same period a year ago. This increase was due primarily to the new Airubao sales and approximately 1,579 MT of blended feed sold by Guangxi. Nanchang sold 6,204 MT during the six months ended June 30, 2007 compared to 753 MT during the same period in 2006. Guangxi also accounted for 393 MT of other feed products, Nanchang sold 110 MT and Shanghai sold 155 MT of other feed products during the six months ended June 30, 2007. Overall, the Guangxi acquisition provided approximately 27.6% of our revenues while Nanchang provided 47.2% and Shanghai provided 25.2% of our total revenues during the six month period ended June 30, 2007. Guangxi contributed approximately 26.2%, Nanchang approximately 49.1% and Shanghai approximately 24.7% of the total volume of feed sold during the six month period ended June 30, 2007.  Nanchang’s revenues increased approximately 126% during the six months ended June 30, 2007 compared to the same period in 2006. Shanghai’s revenues increased approximately 95% during the six months ended June 30, 2007 compared to the same period in 2006.

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

During the first quarter of 2007, we launched the Airubao Series, a new special blended feed designed specifically for baby pigs. The Airubao Series is meant to be used four days after weaning. The main ingredients used in these products are amino acids, vitamins, feed additives and minerals. These products are intended to maximize the baby pig’s feed intake, help the baby pig adapt to corn feeding, enhance immunity and digestibility and reduce post- weaning syndrome. We anticipate that the large pig farms will be the largest users of the Airubao Series although we have also introduced the Series to the small individual farmers. We have gained immediate acceptance from our customers. We shipped approximately $5.3 million of this new product to customers during the six month period ended June 30, 2007. This product line consists of a series of three distinct formulations, the average gross margin is approximately 24% and the average selling price is approximately $670 per MT. The Annual Report on China’s Feed Industry, published by the Chinese government, estimates that the market for premium baby pig feed is approximately $3.8 billion per year.

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

Nanchang experienced a 168% increase in cost of goods sold during the six months ended June 30, 2007 compared to the same period in 2006.

Shanghai experienced a 133% increase in cost of goods sold during the six months ended June 30, 2007 compared to the same period in 2006.

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

Gross margins at Nanchang for the six month period ended June 30, 2007 were approximately 24.5% compared to 36% for the same period in 2006. Gross margins at Shanghai for the six month period ended June 30, 2007 were 28% compared to 39% for the same period in 2006. Gross margins at Guangxi for the six month period ended June 30, 2007 were approximately 29.9%.  Gross margin calculations for each subsidiary are calculated prior to any adjustments for intercompany sales, which are reflected in the consolidated financial statements.

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

At June 30, 2007, our accounts receivable balance was approximately $5.3 million, which was approximately 77% of our net revenues for the three months ended June 30, 2007. The reason for the large increase in our accounts receivable at June 30, 2007 is that our sales increased due to the introduction of our Airubao series of products during the first quarter of 2007. Approximately $5.8 million or 85% of our sales during the quarter ended June 30, 2007 occurred in May and June 2007. Given that our credit terms range from 30-90 days and in certain cases exceed 90 days, a significant portion of these sales remained in accounts receivable at June 30, 2007. Through September 20, 2007, we had collected approximately $4.0 million of the approximately 5.3 million of accounts receivable at June 30, 2007, of which approximately $350,000 of the amount collected was greater than 90 days old at June 30, 2007. We anticipate collecting approximately 70% of this remaining balance of accounts receivable that were greater than 90 days old at June 30, 2007 in 2007 and a substantial portion of the remaining balance during 2008. While we believe that the uncollectible portion of our accounts receivable at June 30, 2007 will be in line with our historical collection results and will not have a material adverse effect on our liquidity, we will continue to assess the collectibility of our accounts receivable as our sales continue to increase and evaluate the need to increase our allowance for doubtful accounts.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	The Corporation’s Articles of Incorporation, is incorporated herein by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form SB-2 dated July 18, 2005.

3.2	The Corporation’s Amended and Restated Bylaws, is incorporated herein by reference to Exhibit 3.2 to the Corporation’s Report on Form 8-K dated May 15, 2007.

4.1	Specimen common stock certificate, is incorporated herein by reference to Exhibit 4 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.2
Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in April 2007, is incorporated herein by reference to Exhibit 4.1 of the Corporation’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

4.3	Form of Registration Rights Agreements, is incorporated herein by reference to Exhibit 4.2 of the Corporation’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

4.4
Form of Common Stock Purchase Warrant forming part of units sold and also issued as compensation to selected dealers in our June 2007 private placement offering, is incorporated herein by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form SB-2 dated June 28, 2007.

4.5
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