Form 10KSB/A
period 2006-12-31
Agfeed Industries, Inc
filed 2007-12-04
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

We are amending this Annual Report on Form 10-KSB in its entirety to report certain segment reporting and other information and to include additional risk factors, which changes are being made to conform the information presented in this report to disclosures made in our Registration Statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on October 25, 2007.

PART I

This Annual Report on Form 10-KSB/A, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this report, the words “expects”, “anticipates”, “estimates”, “believes”, “intends”, “may”, “will”, “should”, “plans”, “predicts”, “potential”, “continue”, “feels”, “projects” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” or incorporated by reference herein. AgFeed Industries, Inc. undertakes no obligation to publicly release any revisions to these forward looking statements to reflect the occurrence of events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Business

We were incorporated as Wallace Mountain Resources Corp. on March 30, 2005 in Nevada. Since October 31, 2006, our principal place of business has been based in the People’s Republic of China (‘PRC”). As the result of a merger into a wholly owned subsidiary, we changed our name  to AgFeed Industries, Inc. on November 17, 2006. Our headquarters are located at 1095 Qing Lan Avenue, Economic and Technical Development Zone, Nanchang City, Jiangxi Province, People's Republic of China 330013, Telephone: +86-0791-2189878. Our primary business is the research and development, manufacture, marketing and sale of fodder and blended feed for use in the domestic animal husbandry markets in the People’s Republic of China.

Business
We operate through three subsidiaries in the PRC.

Nanchang Best Animal Husbandry Co., Ltd ("Nanchang Best,") was incorporated under the laws of the People's Republic of China on May 15, 1995, in Jiangxi Province. It is headquartered at 1095 Qinglan Avenue, Nanchang City, Jiangxi Province, People's Republic of China 330013. Nanchang Best is in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China's domestic animal husbandry markets.

Shanghai Best Animal Husbandry Co., Ltd. ("Shanghai Best,") was incorporated under the laws of the People's Republic of China on July 23, 1999, in Shanghai and is headquartered at No. 158 Huiping Road, Jia Ding District, Shanghai, Peoples Republic of China 201802. Shanghai Best is also in the business of the manufacture, marketing and sale of fodder and blended feed for use in China's domestic animal husbandry markets.

Guangxi Huijie Sci. & Tech. Feed Co., LTD., ("Guangxi Huijie") was incorporated under the laws of the People's Republic of China on August 2, 2004 and is headquarted at No. 5 Lianling Street, Nanning Industrial Park, Nanning, GuangXi Province, People's Republic of China 530221. Guangxi is engaged in the research and development, manufacture, marketing, distribution and sale of premix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry markets.

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

Nanchang Best and Shanghai Best share a common founder and Chief Executive Officer, Xiong Junhong. Nanchang Best shares the results of its research and development efforts with Shanghai Best. In addition, Nanchang Best provides general management and administrative services to Shanghai Best as well as human resources services at no expense. There are no written enforceable agreements documenting the provision of these services as Nanchang Best and Shanghai Best are each our wholly owned subsidiaries.

On December 20, 2006, the Company entered into and closed a share purchase agreement with Guangxi Huijie Sci. & Tech. Feed Co, Ltd. , a company founded in the People’s Republic of China (“Guangxi Huijie”), and the shareholders of Guangxi Huijie pursuant to which AgFeed acquired all the outstanding shares of Guangxi Huijie for a total purchase price of eight million six hundred thousand Chinese Renminbi (8,600,000 RMB), equivalent to approximately U.S. $1,100,420 based on exchange rates reported in the Wall Street Journal for December 20, 2006. We obtained the funds needed to complete this acquisition by borrowing 8,600,000 CNY from Sunrise Capital International, Inc.  Our obligation to repay this loan was documented by a promissory note dated December 20, 2006 in the principal amount of 8,600,000 CNY.  This loan accrued interest at the rate of seven percent per annum and all accrued interest and the principal amount of this loan was due and payable on June 20, 2007.  We were permitted to prepay this note without penalty and did so in March 2007.  Mr. Sheng Zhou, the brother of our corporate secretary and treasurer, Feng Zhou, is a director to Sunrise Capital International, Inc., which is owned by his sister-in-law, Ms. Chun Mei Chang.

Products

Livestock producers may directly buy animal feed in finished form, referred to as "blended" feed, which already contains the concentrate and the foundational grains blended together, or, they may choose to buy the premix and then combine it with protein, corn, hay, wheat and other elements readily available in the market to make their own blended feed. Additive premix fodder provides the essential amino acids and binder necessary for proper absorption of protein by pigs. Feeding pigs a balanced diet is an essential part of the pork profit equation. Feed costs comprise 55-70% of a piggery's expenses; therefore the quality of feed and nutrition has a significant effect on piggery profits.

The Companies are engaged in the manufacturing, distribution, marketing and sale of two main product lines: additive premix fodder for use in all stages of a pig's life, and blended feeds designed specifically for the infant stage of a pig's life. Nanchang Best and Guangxi Hijie also engage in the research and development of new products and improvement of existing formulas. Nanchang Best shares the results of such work with Shanghai Best. Shanghai Best also manufactures and markets premixed chicken feed. Nanchang Best and Guangxi Huijie produce substantially all of the Companies' sales of blended feed.

In combination, the Companies' total feed output in 2006 was approximately 20,344 metric tons. Together they produced a combined 15,534 metric tons of premix fodder; Nanchang Best produced 7,948 metric tons of premix fodder, Shanghai Best 5,714 metric tons and Guangxi Huijie 1,872 metric tons. Nanchang Best produced 2,610 metric tons of blended feed and Guangxi Huijie 1,517 metric tons. Shanghai Best and Guangxi Huijie produced approximately 683 metric tons of other feed product.

Pork premix
According to the different growth stages of a pig, different additives are necessary to accelerate the growth of the animal and provide safe products for consumption. Premix additives are composed mainly of essential amino acids, vitamins, minerals, antibiotics and growth promoters. The Companies market 21 different brands of premix fodder that are priced from standard to premium to satisfy wide ranging customer demand. Within each brand there are 7 different mixes that correspond to the different stages of a pig's life cycle: newborn to 15 kg, 15-30 kg, 30-60 kg, market ready, over 60 kg boar, mating/pregnant, and lactating. The Companies attempt to provide superior customer service by customizing the premix to the specific needs of each customer. Large scale pig farms are typically the biggest consumers of premix. The Companies employ veterinarians to work with these large pig farms to determine the optimal formulation of feed.

Premix sales represent approximately 85% of annual revenues and carry a gross profit margin of approximately 40%. The willingness of the Companies to formulate customized premix fodder to meet customer specifications allows them to charge a premium for their products. The average price of premix is $570/metric ton. Based on an informal survey that we conducted with our clients, competitors charge $500/metric ton on average. The Companies are able to justify premium pricing due to their strong brand name recognition, hands-on after market support, and superior, more effective products developed as a result of a strong R&D program. In Shanghai City, Shanghai Best is a market leader in the lactating and pregnant sow market, according to management estimates. Large scale piggeries are willing to pay a premium for more effective products as they are concerned with producing healthy piglets, controlling disease and marketing profitable pork products.

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

The Company sells blended feed for an average price of $420/metric ton. Blended feed contributes approximately 15% to its total revenues, and has gross margins of approximately 15%. As a result of government policies aimed at increasing the economic success of the agriculture industry as a whole and greater regulation requiring advanced technology to provide safeguards to the country's food supply, the smaller pig farms are being forced out of business or to merge with larger pig raising operations. The large operations increasingly purchase premix as opposed to blended feeds in order to realize significant cost savings by leveraging their economies of scale. For this reason the Company expects the blended feed business to diminish over time. This was also a factor in Shanghai Best's decision not to enter this market. However, we believe that our blended feed revenue will be replaced by selling more of the profitable premix products to the increasing number of large scale pig farms.

Chicken premix
We also produce three brands of premix for the poultry industry. Most of this production takes at the Shanghai Best production facility. It produces approximately 500 metric tons annually and it has a nominal impact on total revenues. While there are no current plans to expand the chicken feed product line, future expansion remains a possibility.

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

China's feed manufacturing industry is second only to the United States in volume. The feed industry grew to approximately 66 million tons in 1998, after growing at an annual rate of 15% from 1990 to 1998 and approximately 107 million tons in 2005 and approximately 111 million tons in 2006. As incomes rise in China, annual meat consumption is expected to rise from the current 23 kg per person to 32 kg per person in the next five years. Developing countries average 24 kg per person annually while developed countries average 75 kg per person annually. It is estimated that 4 kg of feed grain are needed to produce 1 kg of pork, according to USDA Foreign Agricultural Services.

The animal feed industry in China is highly competitive with many regional players and locally recognized brands. The company believes that the initial capital requirements with respect to entry into the industry are low and consequently there is a great deal of competition between many smaller companies. The animal feed sector for pork has three primary markets:

•  additive premix fodder
•  proteins
•  blended feed

We predominantly produce additive premix fodder ("premix") and blended feeds and do not presently compete in the protein market. A nutritionally complete feed includes three components: energy sources, such as course grains; protein sources such as fish and soy meals; and premix consisting of essential amino acids, vitamins, minerals, antibiotics and growth promoters. Premix and proteins together are often referred to in the industry as "concentrate." Premix fodders require greater technology to produce, and are often customized to each customer's specifications. As such, premix carries the highest selling price per metric ton of all feed components. Livestock producers may directly buy animal feed in finished form, referred to as "blended feed" or buy the component ingredients and mix the blend on their own generating 15-20% cost savings. Typically, large scale piggeries will purchase premix fodder, as they have the scale to mix their own blended feeds.

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

Blended Feed Industry
According to a recent China Animal Feed Industry Development Report, the blended feed market for pork was approximately $12 and $14 billion for 2004 and 2005, respectively. The largest player in the market has approximately a 7% market share, and forty companies share the top 33% of the market. From 2000 to 2005, blended feed sales have grown at an average annual rate of 4.5%. From 2005 to 2006, blended feed sale growth was 4.6%.

Premix Industry
In 2005, the premix market in China totaled $1.45 billion and contained over 2,500 companies. From 2000 to 2005, premix industry sales grew at an average annual rate of 13.5%. There is no single dominant market participant, with the largest player in the market realizing only 1.2% market share. Of the various components that make up blended feed, the premix, while constituting the smallest proportion of the total blend at 4%, requires the most sophisticated formulas to produce. The research, development and technology necessary to produce premix makes it necessary for premix to carry a higher price per ton than blended feed.

Sales and Marketing

Since the founding of Nanchang Best and the subsequent founding of Shanghai Best, the companies have aggressively marketed and promoted the "Best" brand. Guangxi Huijie markets its products under the “Huijie” brand name. None of the Company’s operating subsidiaries currently owns any retail outlets. The Companies send their sales force and technicians to the pig farms to educate their clients on new product developments and improvements to existing products. The Companies conduct educational seminars in pig farming regions to explain the benefits of a balanced, nutritious diet for pigs in producing a healthy herd and educate the farmers to properly prepare and mix the various feed components. Although not unique among premix manufacturers, management believes its services in this area are superior to competitors due to its high ratio of technicians to sales people, which allows the sales team to develop a stronger relationship with its customers. As the Companies market and sell directly to pig farmers, they are able to collect and analyze data from the farmer which assists in preparation and design of new products. The Companies also attend agricultural conventions that take place in the market areas where they currently conduct business as well as in provinces that they expect to enter. The Companies also place advertisements and promotional pieces in agricultural trade journals.

Historically, the Companies sold their products to distributors and large scale pig farms. Large scale farms generally refer to those with over 2,000 pigs and 100 sows annually, however it is not uncommon to have a single farm raise 20,000 to 30,000 pigs. The distributors sell to the smaller privately owned farms. Recent sales data of distributors indicates that they tend to be more sensitive to price increases than the large-scale piggeries, whereas the piggeries place more emphasis on customer service and other ancillary services provided by the Companies.

Starting in January 2007, we began to open independently owned and operated franchise chain stores. The franchise program allows us to cost effectively sell our products to the individual “mom and pop” farmer that may raise only a few hogs per year for personal consumption or for sale in the marketplace as an additional source of income. Some of the more successful franchise stores have reached sales levels of 3-4 metric tons per month. At February 28, 2007, we had 43 franchise chain stores open and operating under the AgFeed brand name. We began a small test program of the franchise concept in June 2006 and began to roll out the full franchise program in January 2007 and estimate that by year end 2007, 500 franchise stores will be in operation. Approximately 70% of the franchise store operators were previously in the animal feed distribution business. The franchisees do not pay an initiation fee to become franchised distributors but do receive marketing and technical training from our staff. Each franchise operator signs an exclusive agreement with us, agrees to not sell any other brand of animal feed products and to decorate their store with approved AgFeed marketing materials and signage.

In addition, each franchise operator must also: (i) during a three month probationary period pass a screening process based on performance benchmarks, (ii) abide by our rules and receive ongoing training from our sales and technical staff, (iii) support the sales of new AgFeed products when launched in their territory, and (iv) remain within our guidelines for payment of products purchased from us.

The franchisees receive discounted prices from the regular wholesale listed prices and have payment terms that are typically 15 days from the date of sale. These discounted prices earn the franchisee an increased gross profit margin of approximately 5-10%. They build a relationship with the small farmers that in many cases are illiterate and continue to do business as they have always done. As part of the franchise agreement they have a specified territory that entitles them to the exclusive right to sell AgFeed products to the small farm owners.

As of February 28, 2007, each of the Companies has the following customers:

	Local Distributors	Large Scale Pig Farms	Franchise Chain Stores	Total
Nanchang Best	170	190	0	360
Shanghai Best	90	210	0	300
Guangxi Huijie	140	185	43	368

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

In addition to sponsoring national and provincial academic research projects at various academic institutions, Nanchang Best launched a fund called Best Fund contributing RMB 98,000 ($12,250) to sponsor 12 research projects at Jiangxi Agricultural University. Nanchang Best retains proprietary rights to any research findings from these projects.

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

The central government, through the Ministry of Agriculture, issues production licenses. The Ministry of Agriculture dispatches officials at the local level to review staff qualifications, production facilities, quality control, and management departments for competency.

Nanchang Best's production permit was issued in 2004 (#3751) and is valid until 2009.

Shanghai Best's production permit was issued in 2005 (#0216) and is valid until 2010.

Guangxi Huijie’s production permit was issued in 2005 (#4146) and is valid until 2010.

A production permit is mandatory for all entities involved in the manufacture of animal feed and feed components and is issued by the local provincial authorities. The provincial permit is issued for all products manufactured at each facility. Each facility has the necessary permits for all products provided at each of our operating facilities. These permits are valid for five years.

All products must earn a formal approval production number pursuant to Code of Premix and Additive, promulgated by China State Council, and qualified products reports from Technology and Supervision Bureau, prior to engaging in any production or marketing of feeds. These formal approval production numbers are also valid for five years from the date of issuance.

Competition

The premix market in China is particularly fragmented with many companies and locally recognized brands. The largest player in the premix industry commands only 1.2% of the national market and no one company has yet taken a sizable market lead in terms of service, brand, or technology. Nanchang Best leads the pork premix market in the Jiangxi Province with a 3.5% market share and also sells product in neighboring regions such as Hubei, Henan and Fujian. Nanchang Best faces price competition from Da Bei Nong in the large-scale farm market; however management believes its service is considered inferior to Nanchang Best's. Therefore Nanchang Best has been able to maintain its lead in sales.

Sales made by Nanchang Best and Shanghai Best in Fujian Province face strong competition in the large-scale piggery market from Fuj Minke Biology Company, which has well-known service, a flexible credit policy, and whose prices are competitive with, if not lower than, the prices at which Nanchang Best and Shanghai Best sell their products. While both Nanchang Best and Shanghai Best are working to further develop and strengthen their connections to large-scale farms, Fuj Minke does not pose a threat to their distributor sales piggeries.

Zheng Da, a Sino-Thai JV part of Charoen Pokphand, is one of the largest premix producers in Fujian province; however, based on informal discussions that we had had with our clients, its prices tend to be higher, and it focuses only on the distributor market.

In the Shanghai area, Xinnong leads the market in sales with 7,800 metric tons, competing directly with Shanghai Best on both pricing and service to large scale piggeries.

Based on our independent investigations, in the Shanghai area, Xinnong leads the market in sales with 7,800 metric tons, competing directly with Shanghai Best on both pricing and service to large scale piggeries.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this annual report, including our consolidated financial statements and related notes.

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

During the two month period ended February 28, 2007, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $4.70 per share and $1.98 per share, respectively. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the Over-the-Counter Market on the Over-the-Counter Bulletin Board pursuant to Rule 15c-211 of the Securities Exchange Act of 1934. This Market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-the-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 8, 2007, we had outstanding 25,000,003 shares of common stock. As a result of this offering, an aggregate of 3,026,753 of these shares and an additional 611,787 shares issuable upon the exercise of warrants will become eligible for resale into the public market. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. As of March 8, 2007, 25,000,003 of these shares of common stock were issued and outstanding, 80,000 shares were reserved for issuance upon exercise of 80,000 issued and outstanding warrants. There are approximately 49,920,000 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. Although we have not entered into any agreements as of the date of this offering to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On October 31, 2006, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "AGFI.OB." The following table sets forth the high and low bid prices per share of our Common Stock for the periods indicated, which information was provided NASDAQ Trading and Market Services. Prior to October 31, 2006 the shares traded very infrequently and the actual price information is not readily available. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

We are targeting growth through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through approximately 43 new franchise chain stores (as of February 28, 2007), and (iii) an aggressive acquisition program to increase the number of provinces in China in which we do business.

Our revenues increased 12.9% in 2006 as compared to 2005 and our net income increased 110% in 2006 as compared to 2005. The increases we experienced in 2006 are the result of our organic growth at each operating subsidiary. Since we acquired Nanchang Best and Shanghai Best in October 2006, we have effectively marketed our products through a team based approach, sharing sales leads and referrals. We also developed the new Airubao Series of product at Nanchang Best and introduced the product in our three current subsidiaries.

Since January 2007, we established approximately 43 franchise chain stores to complement our existing distribution channels. We will continue to market our products to the operators of large swine farms and large distributors. We will now rely on the franchisees to market and sell our products to the smaller swine farms. Even though the number of small swine farms in China is declining, we did not want to lose revenues by forgoing sales to this market segment. We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

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

Recent Accounting Pronouncements

The Company gives volume rebates to certain customers based on volume achieved.  Sales rebates are accrued based on actual sales volume. Sales rebetes for the year ended December 31, 2005 and 2006 were $74,046 and $258,503, respectively. The Company does not offer any of its customers the unconditional right to return purchased products. Customers are only permitted to return defective products. In addition, the Company does not provide any price protection or similar rights to its customers.

There are no differences in the Company's arrangements with its different types of customers. Accordingly, the Company does not have different revenue recognition policies for different types of customers.

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

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

	2006	2005	$ Change	% Change
Revenues	$8,594,876	$7,611,845	$983,031	12.9%
Cost of Sales	5,446,332	5,339,067	107,265	2.0%
Gross Profits	3,148,544	2,272,778	875,766	38.5%
Selling, General and Administrative Expenses	2,114,650	1,392,007	722,643	51.9%
Net Income	1,175,280	560,706	614,574	110.0%

Revenues. The increase in revenues was due to an increase in the volume of all feed products sold by us. While we expect sales of blended feed through our Nanchang Best and Guangxi Huijie subsidiaries to increase in volume, we anticipate that premix will become the principal segment of total sales volume in the future. During the year ended December 31, 2006, the increase in revenues is primarily driven by an increase in volume of the products sold. Our prices on a whole remained relatively flat, a 3% decrease in the average price of premix and a 0.4% increase in the average price of blended feed sold. Even though the average price of other feeds decreased 63.6%, the volume of other feeds is approximately only 3.2% of the total volume sold during the period. We did experience a 2% total increase in the cost of goods sold while we had 17.3% increase in the number of metric tons we sold which enables us to keep our pricing relatively flat.

Overall, Nanchang provided approximately 61% and Shanghai provided 39% of our total revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, Nanchang providing 64% and Shanghai 36% of our total revenues.

Nanchang and Shanghai contributed approximately 63% and 37% respectively of our total volume during the year ended December 31, 2006. During the year ended December 31, 2005 Nanchang and Shanghai provided 64% and 36% of our total volume.

Nanchang’s revenues increased approximately 8.8% during the year ended December 31, 2006 compared to the same period in 2005. Shanghai’s revenues increased approximately 21.7% during the year ended December 31, 2006 compared to the same period in 2005.

Metric Tons Sold Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Feed Type	2006	2005	Difference	% change
Premix	13,325	12,178	1,147	9.4
Blended	2,572	1,724	848	49
Other	534	111	423	381
Total	16,431	14,013	2,418	17.3

Average Price per Metric Ton sold for the Year Ended December 31, 2006 Compared to Year End December 31, 2005

Feed Type	2006	2005	Difference	% change
Premix	574	592	(18)	(3)
Blended	453	451	2.4
Other	791	2,173	(1,382)	(63.6)

Cost of Good Sold. The cost of sales in the period ended December 31, 2006 was $5,446,332, an increase of $107,265 or 2.0% compared to $5,339,067 for the same period ended December 31, 2005. On a unit basis, we experienced approximately a 10% decrease per metric ton in the cost of goods sold for premix and blended feeds.

Nanchang experienced a 4.2% increase in cost of goods sold during the year ended December 31, 2006 compared to the same period in 2005. Shanghai experienced a 0.5% increase in cost of goods sold during the year ended December 31, 2006 compared to the same period in 2005.

Gross Profit. Gross margins improved to 36.6% in 2006 from 29.9% for 2005. The increase in gross margin was due to a strategic shift to focus on the sale of higher margin products, particularly premix. The increase in gross margin is attributable to the decrease in the unit cost of goods sold during the year ended December 31, 2006 as compared to the same period a year ago.

The gross profit for Nanchang for the year ended December 31, 2006 compared to the year ended December 31, 2005 increased approximately 18.9%. Gross margins at Nanchang for the year ended December 31, 2006 was approximately 34% compared to approximately 32% for the year ended December 31, 2005. The gross profit for Shanghai for the year ended December 31, 2006 compared to the year ended December 31, 2005 increased approximately 79.2%. Gross margins at Shanghai for the year ended December 31, 2006 was approximately 40% compared to approximately 27% for the year ended December 31, 2005.

Selling, General and Administrative Expenses. Our general and administrative expense increased by 98%. We incurred significant expenses associated with the share purchase agreements with Nanchang Best, and Shanghai Best. General and administrative expense includes the overhead expenses of our office (rent, management and staff salaries, general insurance, marketing, accounting and legal). Selling expenses for the period increased by 32% and is due to the approximately 13% increase in revenues and the costs associated with entering markets in neighboring provinces.

Net Income. Our net income increased due to an approximately 17% increase in income from operations and non operating income of $41,000 for the twelve months ended December 31, 2006, compared to a non operating loss of $47,655 during the twelve months ended December 31, 2005. In addition, due to an investment in us by a British Virgin Island investor, we received favorable tax status and are exempt from income tax in 2006, and a portion of taxes that were due for 2005. As such we received a tax credit of $100,386 for the twelve months ended December 31, 2006.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2006 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At December 31, 2006, we had $1,204,100 cash and cash equivalents on hand. We completed a private placement offering of our securities in which we received aggregate gross proceeds of $3,000,000 from the sale of an aggregate of 1,000,000 units to one accredited investor. Each unit was priced at $3.00 and represented one share of our common stock and a warrant to purchase 8% of one share of common stock. Accordingly, we issued an aggregate of 1,000,000 shares of our common stock and warrants to purchase an aggregate of 80,000 shares of our common stock to the one accredited investor who participated in this offering.  In connection with the private placement, fees of 8% of the securities placed were paid in cash and a number of common stock purchase warrants equal to 8% of the units placed were paid to participating dealers and a finder. Accordingly, we paid $240,000 and issued warrants to purchase 80,000 shares of our common stock to the participating dealers and a finder. All stock purchase warrants have a three year term and have an initial exercise price of $5.00.

As of December 31, 2006, we had a short term bank loan related to the acquisition of Guangxi Huijie that was scheduled to mature on June 20, 2007.

We used $1,131,000 of the net proceeds from these private placement offerings to repay the short term bank loan we had in connection with our acquisition Guangxi Huijie.

There was one short term bank loan to Nanchang of $576,630, with an interest rate of 7.02% per annum payable monthly. This loan matures on May 17, 2007, and is collateralized by our office building, workshop, employee dorms, and use right of land. There is also a short term bank loan to Guangxi Huijie in the principal amount of $115,326 that matures on December 4, 2007, accrues interest at the rate of 6.12% per annum and is collateralized by our machinery and equipment.

During the year ended December 31, 2006, $520,284 was provided by our operating activities. This provision of cash was primarily due to net income of $1,175,280, a decrease of $47,323 of other receivables, an increase in other payables of $34,645, an increase in accrued expenses of $90,545 and an increase in accrued payroll of $20,965, offset primarily by an increase in accounts receivable of $312,364, an increase of inventory of $113,084, a decrease in accounts payable of $101,564, a decrease of due to related party of $182,812 and a decrease in tax and welfare payable of $151,976.

During the year ended December 31, 2006, we used $993,958 in investing activities. We used $1,100,420 to pay for an acquisition and $107,460 to acquire property and equipment, offset by $213,922 of cash that we acquired in our acquisition.

During the year ended December 31, 2006, financing activities provided $1,514,398. We received $1,664,855 from the proceeds of a note payable and a $300,000 contribution from a stockholder to assist us to pay for merger costs. These amounts were offset by repayment of advances from shareholders in the amounts of $24,783 and an advance paid to a related party in the amount of $425,674.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements as of and for the years ended December 31, 2006  and December 31, 2005 are included herein at pages F-1 through F-24.

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

Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

There were no changes in our internal controls during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position
Xiong Junhong	36	Chief Executive Officer, President, Director
Yan Liang Fan	53	Chief Financial Officer
Zhou Feng	38	Corporate Secretary
Li Songyan	40	Director, Chairman of the Board

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Junhong Xiong, 37, has served as our President since May 2007 and our Chief Executive Officer and Vice Chairman since November 2006. Mr. Xiong also has served as Chief Executive Officer of Nanchang Best since its founding in 1995. Prior to that, Mr. Xiong worked for Guangzhou Huashi Animal Nutritionals Company as a sales representative, sales manager, and head of marketing from 1993 to 1995 He was a technician at the Chongming Progressing Farm Company in Shanghai from 1992 to 1993. Mr. Xiong graduated from Animal Husbandry & Veterinary College in Jiangxi Agricultural University and received a Bachelors Degree in 1992.

Liangfan Yan, 54, has served as our Chief Financial Officer since November 2006. Mr. Yan also served as Chief Executive Officer of Nanchang Best from October 2005 to November 2006. Prior to that, Mr. Yan served as a financial consultant to Nanchang Best from November 2003 to October 2005. Mr. Yan was the senior manager of Chengdu Accounting Firm from 2002 to 2003. From 1996 to 2001 he was the section chief of the Audit Inspection Department of the New Hope Group. Mr. Yan holds the certification of CPA in China and graduated from Correspondence College of Economics of Beijing in 1989.

Feng Zhou, 39, has served as our Secretary from November 2006 and our Treasurer since May 2007. As one of its original founders, Mr. Zhou has served as the Vice President of Finance of Nanchang Best since 1995. Prior to that, Mr. Zhou was a sales representative at Guangzhou Huashi Industry from 1993 to 1995. He worked for Shanghai Daying Industry as a technician from 1992 to 1993. Mr. Zhou graduated from Jiangxi Agricultural University with a degree in Animal Feed in 1992. He obtained his EMBA from Tsinghua University in 2004.

Songyang Li, PhD, 41, has served as Chairman of our Board of Directors since December 2006. Dr. Li served as Chairman of the Boards of Nanchang Best and Shanghai Best from July 2004 to December 2006. As one of the original founders of Nanchang Best, Mr. Li served as the Manager of the Technical Research and Development Department of Nanchang Best from 1995 to July 2004. Prior to that, he worked as the Technical Manager in Guangxi Peter Hand Premix Feed Company, a Chinese subsidiary of global animal nutrition conglomerate Provimi S.A. from 1991 to 1994. He received his Ph.D. in Animal Nutrition from Nanjing Agricultural University in 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

During September and October, 2006, Leader Industrial Development, Corp., a company controlled by Mr. Sheng Zhou, provided $300,000 to Nanchang Best to pay legal and accounting fees and other costs related to our share exchange transactions that occurred in October 2006. In exchange for this financing, 1,756,800 shares of Nanchang Best’s common stock were issued to Leader Industrial Development, Corp. These shares were converted into 4,193,355 shares of our common stock (post split) in the share exchange transaction. In April 2007, Leader Industrial transferred shares of our common stock to Good Energy Enterprise Ltd. The principal owner of Good Energy Enterprise Ltd. is Mr. Chang Jiansheng, the brother-in-law of Mr. Sheng Zhou. Mr. Sheng Zhou is the brother of our corporate secretary and treasurer, Mr. Feng Zhou.

In December 2006, Sunrise Capital International loaned us approximately $1,146,667 for use in our purchase of Guangxi Huijie. This loan accrued interest at a rate of 7% per annum. Mr. Sheng Zhou is a director of Sunrise Capital International, which is owned by his sister-in-law, Ms. Chun Mei Chang. We repaid this loan in full in March 2007.

During the years ended December 31, 2006 and 2005 and the three months ended March 31, 2007, we had sales to related parties aggregating approximately $170,000, $82,000 and $77,054, respectively. These sales were of raw materials and finished feed goods for resale. Mr. Junhong Xiong, our chief executive officer, owns a majority interest in the five companies we sold products to during 2006 and 2007. As of March 31, 2007, these other entities had a balance due to us in the amount of $93,187 for products that we sold to them. The following chart provides the amount due from each entity and the percentage ownership of Mr. Xiong in each entity.

Name of Business Entity	Amount due to AgFeed	Percentage ownership of Mr. Xiong
Beijing Best Animal Husbandry Co., Ltd.	$21,728	51%
Nanchang Tiandiren Tech. Development Co., Ltd.	37	73%
Xiamen Best Animal Husbandry Co., Ltd	5,338	52%
Guangzhou Best Animal Husbandry Co., Ltd.	20,670	78.5%
Jiujiang Best Hog Farm	45,414	87%
Total Amount Due	$93,187

During the second quarter of 2007, Mr. Junhong Xiong sold all of his ownership interest in the above companies to unaffiliated companies that supply products to us. Subsequent to these sale transactions, we have not had sales to related parties.

During the years ended December 31, 2006 and 2005 and the three months ended March 31, 2007, we made purchases of raw materials and finished feed goods for resale from Nanchang Tiandiren Tech. Development Co., Ltd. aggregating approximately $700, $1,800 and $9,284, respectively.

Prior to consummation of the share exchange transactions in October 2006, three managers of Guangxi Huijie provided personal funds from time to time to fund its business in the aggregate amount of approximately $755,000. Advances to and from related parties and shareholders were non-interest bearing and were payable or receivable on demand. At December 31, 2006, there were advances from related parties and shareholders of approximately $738,000. By the end of March 2007, these amounts were all repaid to these individuals. We no longer accept advances from our executive officers, directors or other related parties.

At December 31, 2006, there were advances to related parties of approximately $924,517. These advances were all made by Nanchang Best and Shanghai Best prior to October 31, 2006, the closing date of our share exchange transactions. Mr. Junhong Xiong owns a majority interest in the five companies we have advanced funds to during 2006.

Name of Business Entity	Amount due to AgFeed at December 31, 2006	Percentage ownership of Mr. Xiong
Beijing Best Animal Husbandry Co., Ltd.	$39,752	51%
Nanchang Tiandiren Tech. Development Co., Ltd.	107,629	73%
Jiangxi Best Animal Anti-Disease Co., Ltd	37,251	52%
Guangzhou Best Animal Husbandry Co., Ltd.	68,687	78.5%
Jiujiang Best Hog Farm	671,198	87%
Total Amount Due	$924,517

By the end of March 2007, these amounts were all repaid to us. We no longer make loans or advances to executive officers, directors or other related parties.

ITEM 13. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

4	Specimen common stock certificate

10.1	Share Purchase Agreement dated October 31, 2006 among Registrant, Nanchang Best Animal Husbandry Co., Ltd. and the shareholders of Nanchang Best Animal Husbandry Co., Ltd. (2)

10.2	Share Purchase Agreement dated October 31, 2006 among Registrant, Shanghai Best Animal Husbandry Co., Ltd. and the shareholders of Shanghai Best Animal Husbandry Co., Ltd. (2)

10.3	Share Purchase Agreement dated December 20, 2006 among Registrant, Guangxi Huijie Sci. & Tech. Feed Co., Ltd. and the shareholders of Guangxi Huijie Sci. & Tech. Feed Co., Ltd. (3)

21	Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).
______

(1)	Filed with the Company’s Registration Statement on Form SB-2 on July 18, 2005 and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-K on November 6, 2006 and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K on December 26, 2006 and incorporated herein by reference.

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

Tax Fees. We incurred no fees to auditors for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2006 and the fiscal year ended March 31, 2006

Our Consolidated Financial Statements as of and for the years ended December 31, 2006 and December 31, 2005 are included herein at pages F-1 through F-24.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006	F-2

Consolidated Statements of Income and Other Comprehensive Income
for the years ended December 31, 2006 and 2005	F-3

Consolidated Statement of Stockholders' Equity
for the years ended December 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows
for the years ended December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6 to F-24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of AgFeed Industries, Inc.

We have audited the accompanying consolidated balance sheet of AgFeed Industries, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
Certified Public Accountants
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

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional		Other			Total
	Common Stock		Paid in	Subscription	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Income	Reserve	Earnings	Equity
Balance January 1, 2005	15,006,720	$15,007	$722,527	$(157,712)	$7	$33,955	$165,661	$779,445

Cumulative translation adjustment					32,457			32,457

Net income for the year ended December 31, 2005							560,706	560,706

Reduction in subscription receivable				157,712			-	157,712

Transfer to statutory reserve						84,106	(84,106)	-

Balance December 31, 2005	15,006,720	15,007	722,527	-	32,464	118,061	642,261	1,530,320

Common stock subscribed	4,193,280	4,193	221,890					226,083

Recapitalization on reverse acquisition	4,800,000	4,800	54,962					59,762

Capital contribution by stockholders			300,000					300,000

Change in foreign currency translation gain					84,382			84,382

Net income for the year ended December 31, 2006							1,175,280	1,175,280

Transfer to statutory reserve						153,054	(153,054)	-

Balance December 31, 2006	24,000,000	$24,000	$1,299,379	-	$116,846	$271,115	$1,664,487	$3,375,827

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

The Company is engaged in the research & development, manufacture, marketing, distribution and sale of premix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market. The Company operates a production plants in Nanchang City, Shanghai City and Nanning City and sells to distributors and large-scale swine farms.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company monitors collectibility based on a variety of factors such as payment history, pattern of current payment, a customer’s credit standing and other economic factors. Based on its evaluation of collectibiity, management is of the opinion that accounts receivables are consistent with the credit terms. The allowance for doubtful debts amounted to $49,845 as of December 31, 2006.

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

Sales returns for the year ended December 31, 2005 and 2006 were $63,521 and $65,792, respectively.

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

Cash from financing activities excludes the affect of common stock subscribed and subscription receivable for $226,083.

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

Pursuant to the “Circular of the Ministry of Finance (MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced” (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December. 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2006, the Company did not have a deficit in the SCWF

The Company has appropriated $153,054 and $84,106 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2006 and 2005, respectively.

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

Sales to related parties amounted to $170,069 and $82,050 for the years ended December 1, 2006 and 2005, respectively.

Due from related parties amounted to $87,018 as of December 31, 2006.

Purchases from related parties amounted to $708 and $1,757 for the years ended December 31, 006 and 2005, respectively.

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

Note 8 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Years
	Ended December 31,
	2006	2005
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(1%)	(1%)
US NOL for which no benefit is Realized	(2%)	-

Effect of tax holiday and waiver of current and prior year’s tax liability	(40%)	-
	(9%)	33%

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

Note 9 - Acquisition of Guangxi Huijie Sci. & Tech. Feed Co, Ltd

On December 20, 2006, the Company completed its acquisition of Guangxi Huijie. The Company acquired 100% of Guangxi Huijie’s issued and outstanding shares of common stock for $1,100,420 which was paid in cash. Guangxi Huijie is engaged in the research & development, manufacture, marketing, distribution and sale of premix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market. Guangxi Huijie operates a production plants in Nanning City and sells to distributors and large-scale swine farms. The Company acquired Guangxi Huijie as part of its strategic growth plan.

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

For the year ended December 31, 2006
	As Reported
	by the	Guangxi
	Company	Huijie	Adjustments		Pro forma

Net Revenue	$8,594,876	$2,574,836	$-		$11,169,712

Cost of Revenue	5,446,332	1,794,033	-		7,240,365

Gross Profit	3,148,544	780,803	-		3,929,347

Operating expenses:
Selling expenses	1,287,110	167,393	-		1,454,503
General and administrative expenses	827,540	110,953	5,425	a.	943,918

Total operating expenses	2,114,650	278,346	5,425		2,398,421

Income from operations	1,033,894	502,457	(5,425)		1,530,926

Non-operating income (expense):
Other income (expense)	35,681	2,657
Interest income	28,851	265	-		29,116
Interest expense	(23,532)	(6,684)	(77,691	)b.	(107,907)

Total non-operating income (expense)	41,000	(3,762)	(77,691)		(78,791)

Income before income tax	1,074,894	498,695	(83,116)		1,452,135

Income tax	(100,386)	39,138	-		(61,248)

Net income	$1,175,280	$459,557	$(83,116)		$1,513,383

Earnings per share	$0.07				$0.08

Weighted average shares outstanding	17,911,296				17,911,296

a.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase.
b.	to record interest expense on the acquisition note.

For the year ended December 31, 2005

	As Reported
	by the	Guangxi
	Company	Huijie	Adjustments	Pro forma

Net Revenue	$7,611,845	$439,880	$-	$8,051,725

Cost of Revenue	5,339,067	370,812	-	5,709,879

Gross Profit	2,272,778	69,068	-	2,341,846

Operating expenses:
Selling expenses	974,332	59,829	-	1,034,161
General and administrative expenses	417,675	70,152	5,425c.	493,252

Total operating expenses	1,392,007	129,981	5,425	1,527,413

Income from operations	880,771	(60,913)	(5,425)	814,433

Non-operating income (expense):
Other income (expense)	(27,695)	-
Interest income	-	-	-	-
Interest expense	(19,960)	(2,351)	(77,691) c.	(100,002)

Total non-operating income (expense)	(47,655)	(2,351)	(77,691)	(100,002)

Income before income tax	833,116	(63,264)	(83,116)	714,431

Income tax	272,410	-	-	272,410

Net income	$560,706	$(63,264)	$(83,116)	$442,021

Earnings per share	$0.04			$0.03

Weighted average shares outstanding	15,006,720			15,006,720

c.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase.
d.	to record interest expense on the acquisition note.

Note 10 - Segment Information

The Company's predominant business is the research & development, manufacture, marketing, distribution, and sale of premix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market. The Company is organized into three wholly owned subsidiaries: Shanghai Best Animal Husbandry Co., LTD. ("Shanghai"), Nanchang Best Animal Husbandry Co., LTD. ("Nanchang"), and Guangxi Huijie Sci. & Tech. Feed Co., LTD.("Guangxi").

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

The following tables summarize segment information for the years ended December 31:

	2006	2005

Revenues from unrelated entities
Shanghai	$3,180,407	$2,770,107
Guangxi	-	-
Nanchang	5,414,469	4,841,738
	8,594,876	7,611,845
Intersegment revenues
Shanghai	182,564	-
Guangxi	-	-
Nanchang	708	-
	183,272	-
Total Revenues
Shanghai	3,362,971	2,770,107
Guangxi	-	-
Nanchang	5,415,177	4,841,738
Less Intersegment revenues	(183,272)	-
	8,594,876	7,611,845
Income from operations
Shanghai	516,364	123,765
Guangxi	-	-
Nanchang	846,243	757,006
Holding Company	(328,713)	-
	1,033,894	880,771
Interest income
Shanghai	262	-
Guangxi	-	-
Nanchang	28,589	-
Holding Company	-	-
	28,851	-
Interest Expense
Shanghai	-	2,143
Guangxi	-	-
Nanchang	23,532	17,817
Holding Company	-	-
	23,532	19,960
Income tax expense (benefit)
Shanghai	(171,370)	(40,622)
Guangxi	-	-
Nanchang	271,756	(231,788)
	100,386	(272,410)
Net Income
Shanghai	358,671	90,106
Guangxi	-	-
Nanchang	1,145,322	470,600
Holding Company	(328,713)	-
	1,175,280	560,706
Provision for depreciation
Shanghai	74,347	11,322
Guangxi	-	-
Nanchang	26,122	68,143
	100,469	79,465
Capital Expenditures
Shanghai	40,907	32,383
Guangxi	-	-
Nanchang	66,553	101,971
	107,460	134,354
Total Assets
Shanghai	1,504,142
Guangxi	2,219,456
Nanchang	3,521,509
Holding Company	20,724
	7,265,831

Note 11 - Subsequent Event

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

Note 12 - Subsequent Event (Unaudited)

On April 29, 2007, the Company completed a final closing of a private placement offering of units pursuant to which it sold an aggregate of 2,276,753 units (which includes the 1,000,000 units mentioned in Note 10) at an offering price of $3.00 per unit for aggregate gross proceeds of $6,830,259. Each unit consisted of one share of common stock and a warrant to purchase 8% of one share of common stock. Accordingly, the Company issued an aggregate of 2,276,753 shares of its common stock and warrants to purchase 182,146 shares of its common stock to the 37 accredited investors who participated in this offering. The warrants are exercisable for a period of three years at an exercise price of $5.00 per share. In addition, the Company compensated two participating selected dealers and one finder that assisted us in the sale of securities in this private placement offering by (i) paying them cash equal to 8% of the gross proceeds from the sale of units placed totaling $546,421 plus (ii) issuing them warrants to purchase an aggregate of 182,141 shares of our common stock, representing 8% of the units placed.

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

In connection with each private placement offering that the Company completed in 2007, the Company entered into a registration rights agreement with each of the investors pursuant to which it agreed to register the resale of the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in each offering for an offering.

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

The Company previously made a $620,000 good faith deposit with an agricultural feed company located in China that it was in negotiations to acquire. As a result of the Company’s due diligence investigation of this company, it has decided not to pursue this acquisition at this time and have signed a termination consent with this Company. The deposit is fully refundable and the company expects to receive a full refund of the $620,000 on or before November 15, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 27, 2007.

AgFeed Industries, Inc.

By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yan Liang Fan
Yan Liang Fan Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Li Songyan	Director, Chairman of the Board	November 27, 2007
Li Songyan

/s/ Xiong Junhong	Director, Chief Executive Officer, President	November 27, 2007
Xiong Junhong

/s/ Yan Liang Fan	Chief Financial Officer	November 27, 2007
Yan Liang Fan

/s/ Lixiang Zhang	Director	November 27, 2007
Lixiang Zhang

/s/ Fredric W. Rittereiser	Director	November 27, 2007
Fredric W. Rittereiser

/s/ Arnold Staloff	Director	November 27, 2007
Arnold Staloff