Form 10-K
period 2007-12-31
Agfeed Industries, Inc
filed 2008-03-14
CIK 1331427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to _____________.

Commission File No. 001-33674

AgFeed Industries, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2597168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1602 & 1603, Block A, Fortune Plaza, 357 Bayi Avenue
Nanchang City, Jiangxi Province
China, 330006
 (Address of Principal Executive Offices, including zip code)

011-86-791-2189636
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes                           No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                        No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒    No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 		Accelerated filer 
Non-accelerated filer 	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                           No ☒

On March 11 2008, 29,471,943 shares of the registrant’s common stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates as of June 29, 2007 was approximately $74,187,363.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2008 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2007, are incorporated by reference into Part III of this annual report.

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

EXHIBITS

The statements contained in this annual report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to AgFeed Industries, Inc., a Nevada corporation, as "AgFeed," "our company," "we," "us," and "our."

Item 1.  Business.

Overview
We were incorporated as Wallace Mountain Resources Corp. on March 30, 2005 in Nevada. Since October 31, 2006, our principal place of business has been based in the People's Republic of China (the “PRC”). As the result of a merger into a wholly owned subsidiary, we changed our name to AgFeed Industries, Inc. on November 17, 2006. Our headquarters are located at Room 1602 & 1603, Block A, Fortune Plaza, 357 Bayi Avenue, Nanchang City, Jiangxi Province, PRC 330006, Telephone: +86-791-2189636. Our primary business consists of the research and development, manufacture, marketing and sale of fodder and blended feed for use in the domestic animal husbandry markets in the PRC.  As a result of the acquisition of Lushan Breeder Pig Farm Co., Ltd. (“Lushan”) on November 9, 2007, we are also engaged in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.

Business

We operate through nine direct and indirect subsidiaries in the PRC.

Nanchang Best Animal Husbandry Co., Ltd. (“Nanchang Best”) was incorporated under the laws of the PRC on May 15, 1995, in Jiangxi Province.  It is headquartered at 1095 Qinglan Avenue, Nanchang City, Jiangxi Province, PRC 330013. Nanchang Best is in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China’s domestic animal husbandry markets.  As of November 9, 2007, through the acquisition of a majority ownership in a hog farm, Nanchang Best is also in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.  Nanchang Best’s hog operations are all located in Jiangxi Province.  Nanchang Best is the parent of the following subsidiaries:

•	Lushan, a majority-owned subsidiary headquartered in Gongtong Village, Town of Hualin, Xingzi County, Jiangxi Province, PRC 332804

•	Wannian Xiandai Animal Husbandry Limited Liability Co. (“Wannian”), a majority-owned subsidiary located in Nanyan, Town of Peimei, Wannian County, Jiangxi Province, PRC 335500

•	Jiangxi Huyun Livestock Co., Ltd. (“Huyun”), a majority-owned subsidiary located in the Town of Huyun, Wannian County, Jiangxi Province, PRC 335505

•	Ganzhou Green Animal Husbandry Develop. Co., Ltd. (“Ganzhou”), a majority-owned subsidiary located in Yuliang Village, Town of Hengshui, Chingyi County, Ganzhou City, Jiangxi Province, PRC 341300

•	Gang Feng Animal Husbandry Co., Ltd. (“Gang Feng”), a wholly-owned subsidiary headquartered in the Town of Fenglin, Dean County, Jiangxi Province, PRC 330402

•	Yichun Tianpeng Domestic Livestock Farm, Ltd. ("Yichun"), a majority-owned subsidiary located in Nanmiao Township, Yichun City, Jiangxi Province, PRC 336000.

Shanghai Best Animal Husbandry Co., Ltd. (“Shanghai Best”) was incorporated under the laws of the PRC on July 23, 1999, in Shanghai and is headquartered at No. 158 Huiping Road, Jia Ding District, Shanghai, PRC 201802. Shanghai Best is also in the business of the manufacture, marketing and sale of fodder and blended feed for use in the PRC’s domestic animal husbandry markets.

Guangxi Huijie Sci. & Tech. Feed Co., Ltd., (“Guangxi Huijie”) was incorporated under the laws of the PRC on August 2, 2004 and is headquartered at No. 5 Lianling Street, Nanning Industrial Park, NanNing, Guangxi Province, PRC 530221. Guangxi Huijie is engaged in the research and development, manufacture, marketing, distribution and sale of premix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry markets.

History

From incorporation to October 31, 2006, the business of our company, then known as Wallace Mountain Resources Corp., consisted of 18 unit mineral claims known as the South Wallace Mountain Project having a total surface area of approximately 946 acres. At that time the property was without known reserves and the proposed program was exploratory in nature. We paid a $3,000 retainer to the geologist to commence the Phase 1 exploration work on the claim.

On October 31, 2006, we entered into and closed a share purchase agreement with Nanchang Best and each of Nanchang Best’s shareholders (the “Nanchang Purchase Agreement”). Pursuant to the Nanchang Purchase Agreement, we acquired all of the issued and outstanding capital stock of Nanchang Best from the Nanchang Best shareholders in exchange for 5,376,000 shares of common stock.

Contemporaneously, on October 31, 2006, we entered into and closed a share purchase agreement with Shanghai Best, and each of Shanghai Best’s shareholders (the “Shanghai Purchase Agreement”). Pursuant to the Shanghai Purchase Agreement, we acquired all of the issued and outstanding capital stock of Shanghai Best from the Shanghai Best shareholders in exchange for 1,024,000 shares of common stock.

Concurrently with the closing of the Nanchang Purchase Agreement and Shanghai Purchase Agreement and as a condition thereof, we entered into an agreement with Robert Gelfand, our former President and Chief Financial Officer, pursuant to which Mr. Gelfand returned 2,600,000 shares of our common stock to the treasury for cancellation. Mr. Gelfand was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had an aggregate of 8,000,000 shares of common stock issued and outstanding. The shares of common stock issued to the shareholders of Nanchang Best and Shanghai Best were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Subsequent to the acquisition of Nanchang Best and Shanghai Best, on October 31, 2006, Robert Gelfand resigned as our sole officer and Dr. Songyan Li was appointed as a director. On November 17, 2006, we declared a stock dividend of two additional shares of common stock for each share of common stock outstanding, and changed our name to AgFeed Industries, Inc.

Nanchang Best and Shanghai Best share a common founder and Chief Executive Officer, Junhong Xiong. Nanchang Best shares the results of its research and development efforts with Shanghai Best. In addition, Nanchang Best provides general management and administrative services to Shanghai Best as well as human resources services at no expense. There are no written enforceable agreements documenting the provision of these services as Nanchang Best and Shanghai Best are each our wholly owned subsidiaries.

On December 20, 2006, we entered into and closed a share purchase agreement with Guangxi Huijie, and the shareholders of Guangxi Huijie, pursuant to which we acquired all the outstanding shares of Guangxi Huijie for a total purchase price of 8,600,000 Chinese yuan renminbi (RMB), equivalent to approximately US$1,100,420 at a conversion rate of RMB 7.815 = US$1.00. We obtained the funds needed to complete this acquisition by borrowing 8,600,000 RMB from Sunrise Capital International, Inc. This loan accrued interest at the rate of seven percent per annum and all accrued interest and the principal amount of this loan was due and payable on June 20, 2007. We were permitted to prepay this note without penalty and did so in March 2007. Mr. Sheng Zhou, the brother of our corporate secretary and treasurer, Feng Zhou, is a director of Sunrise Capital, which is owned by his sister-in-law, Ms. Chun Mei Chang.

On November 9, 2007, we acquired 90% of the issued and outstanding capital stock of Lushan, a hog breeding operation. The acquisition was consummated pursuant to a stock purchase agreement, dated November 6, 2007, between our company and Huaping Yang and Hongyun Luo.  The aggregate purchase price was 20,112,020 RMB, equivalent to US$2,699,600 at a conversion rate of RMB 7.45 = US$1.00. In connection with this transaction, we also assumed and satisfied at closing 4,919,980 RMB (US $660,400) of indebtedness owed by Lushan.

On January 3, 2008, we acquired 70% of the issued and outstanding capital stock of Wannian.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 3, 2008, between our company and Wannian.  The aggregate purchase price was 12,250,000 RMB, equivalent to US$1,666,667 at a conversion rate of RMB 7.35 = US$1.00.  Under the terms of the transaction documents, a master lease for the Wannian facilities remains with the other shareholders of Wannian and we sublease the facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (currently approximately US$122,450) per year in exchange for use of the facilities.

On January 3, 2008, we acquired 70% of the issued and outstanding capital stock of Huyun.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 3, 2008, between our company and Huyun.  The aggregate purchase price was 6,482,000 RMB, equivalent to US$881,905 at a conversion rate of RMB 7.35 = US$1.00.  Under the terms of the transaction documents, a master lease for the Huyun facilities remains with the other shareholders of Huyun and we sublease the facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (currently approximately US$122,450) for the first year and 450,000 RMB (currently approximately US$61,225) for every 10,000 hogs sold beginning in the second year and thereafter in exchange for use of the facilities.

On January 4, 2008, we acquired 60% of the issued and outstanding capital stock of Ganzhou.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 4, 2008, between our company and Ganzhou.  The aggregate purchase price was 6,480,000 RMB, equivalent to US$881,632 at a conversion rate of RMB 7.35 = US$1.00.  Under the terms of the transaction documents, a master lease for the Ganzhou facilities remains with the other shareholders of Ganzhou and we sublease the facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 700,000 RMB (currently approximately US$97,000) per year in exchange for use of the facilities.

On January 7, 2008, we acquired all of the hogs and stock of Gang Feng.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 7, 2008, between our company and Gang Feng.  The aggregate purchase price was 4,820,000 RMB, equivalent to US$655,782 at a conversion rate of RMB 7.35 = US$1.00.  Under the terms of the transaction documents, we are subleasing the Gang Feng facilities under a 6 and 1/2-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 450,000 RMB (currently approximately US$61,225) per year in exchange for use of the facilities.

On January 9, 2008, we acquired 55% of the issued and outstanding capital stock of Yichun.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 9, 2008, between our company and Yichun.  The aggregate purchase price was 8,855,000 RMB, equivalent to US$1,204,762 at a conversion rate of RMB 7.35 = US$1.00.  Under the terms of the transaction documents, a master lease for the Yichun facilities remains with the other shareholders of Yichun and we sublease the facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 800,000 RMB (currently approximately US$108,844) per year in exchange for use of the facilities.

AgFeed operates its hog breeding operations through each of Lushan, Wannian, Huyun, Ganzhou, Gang Feng and Yichun.  We currently anticipate achieving total production of approximately 120,000 hogs for 2008 from these operations.

Description of Feed Business

Products

Livestock producers may directly buy animal feed in finished form, referred to as “blended” feed, which contains a concentrate of additive premix fodder (“premix”) and the foundational grains blended together, or, they may choose to buy the premix and then combine it with protein, corn, hay, wheat and other elements readily available in the market to make their own blended feed. Additive premix fodder provides the essential amino acids and binder necessary for proper absorption of protein by pigs. Feeding pigs a balanced diet is an essential part of the pork profit equation. Management estimates that feed costs comprise 55-70% of a Chinese piggery’s expenses; therefore the quality of feed and nutrition has a significant effect on piggery profits.

Nanchang Best, Shanghai Best and Guangxi Huijie (collectively, the "feed operating companies") are engaged in the manufacturing, distribution, marketing and sale of two main product lines: additive premix fodder for use in all stages of a pig’s life, and blended feeds designed specifically for the infant stage of a pig’s life. Nanchang Best and Guangxi Huijie also engage in the research and development of new products and improvement of existing formulas. Nanchang Best shares the results of such work with Shanghai Best. Shanghai Best also manufactures and markets pre-mixed chicken feed. Nanchang Best and Guangxi Huijie produce substantially all of the feed operating companies sales of blended feed.

In combination, the feed operating companies’ total feed output in 2007 was approximately 53,230 metric tons. Together they produced a combined 25,575 metric tons of premix fodder; Nanchang Best produced 8,213 metric tons of premix fodder, Shanghai Best produced 8,834 metric tons and Guangxi Huijie produced 8,583 metric tons. Nanchang Best produced 16,109 metric tons of blended feed, Shanghai Best produced 3,134 metric tons and Guangxi Huijie produced 3,939 metric tons. The feed operating companies produced an aggregate of approximately 4,418 metric tons of other feed product.

Pork premix

According to the different growth stages of a pig, different additives are necessary to accelerate the growth of the animal and provide safe products for consumption. Premix additives are composed mainly of essential amino acids, vitamins, minerals, antibiotics and growth promoters. The feed operating companies market 21 different brands of premix fodder that are priced from standard to premium to satisfy wide ranging customer demand. Within each brand there are 7 different mixes that correspond to the different stages of a pig’s life cycle: newborn to 15 kg, 15-30 kg, 30-60 kg, market ready, over 60 kg boar, mating/pregnant and lactating. The feed operating companies provide superior customer service by customizing the premix to the specific needs of each customer. Large scale pig farms are typically the biggest consumers of our premix. The feed operating companies employ veterinarians to work with these large pig farms to determine the optimal formulation of feed.

Premix sales represent approximately 47.3% of annual revenues and carry a gross profit margin of approximately 33.9%. The willingness of the feed operating companies to formulate customized premix fodder to meet customer specifications allows them to charge a premium for their products. The average price of premix sold by the feed operating companies is $709/metric ton. Based on an informal survey that we conducted of our clients, our competitors charge $500/metric ton on average. The feed operating companies are able to justify premium pricing due to their strong brand name recognition, hands-on after market support, and superior, more effective products developed as a result of a strong R&D program. According to management estimates, Shanghai Best is a market leader in the lactating and pregnant sow market in the city of Shanghai. Large scale piggeries are willing to pay a premium for more effective products as they are concerned with producing healthy piglets, controlling disease and marketing profitable pork products.

Guangxi Huijie has approximately a 12% market share of pre-mix fodder category in its home province of Guangxi.

The feed operating companies also provide extensive technical and veterinary support free of charge to their customers. Overall, the feed operating companies maintain approximately one technical support person to every five salespersons while the competitors generally average one technician to every twelve salespersons.

Piglet blended feed

Nanchang Best and Guangxi Huijie produce piglet blended feed. It is designed to both nourish and protect newborns and is composed primarily of proteins, such as fish meal and soy bean (30%), and raw material grains, such as corn and chaff (roughly 65%). Local climate and environment also influence the formulation of the piglet blend.

We sell blended feed for an average price of $707/metric ton. Blended feed contributes approximately 45% to our total revenues and has gross margins of approximately 22%. As a result of government policies aimed at increasing the economic success of the agriculture industry as a whole and greater regulation requiring advanced technology to provide safeguards to the country’s food supply, the smaller pig farms are being forced out of business or are merging with larger pig raising operations. The larger operations increasingly purchase premix as opposed to blended feeds in order to realize significant cost savings by leveraging their economies of scale. For this reason, we expect the blended feed business to diminish over time. This was also a factor in Shanghai Best’s decision not to enter this market. However, we believe that our blended feed revenue will be replaced by selling more of the profitable premix products to the increasing number of large scale pig farms.

Chicken premix

We also produce three brands of premix for the poultry industry. Most of this production takes place at the Shanghai Best production facility. It produces approximately 314 metric tons annually and has a nominal impact on our total revenues. While there are no current plans to expand the chicken feed product line, future expansion remains a possibility.

Market Information

The feed industry in China, initially developed during the 1980s, was transformed by the issuance of the feed and feed additives regulations in the early 1990s. These regulations emphasized labeling standards for the different grades of product. These standards assisted in regulating the feed industry’s expansion and aimed to eliminate substandard products and fraudulent labeling.

China’s feed manufacturing industry is second only to the United States in volume. The feed industry grew to approximately 66 million tons in 1998, after growing at an annual rate of 15% from 1990 to 1998, and approximately 107 million tons in 2005 and 111 million tons in 2006. (Data for 2007 has not yet been published.) As incomes rise in China, annual meat consumption is expected to rise from the current 53 kg per person to around 70 kg per person in the coming years. The country's annual pork consumption almost doubled from 20kg per person in 1990 to 39.6kg per person in 2006.  (Data for 2007 has not yet been published.)  According to a report by the USDA Foreign Agricultural Services, developing countries average 24 kg per person annually while developed countries average 75 kg per person annually. It is estimated that 4 kg of feed grain are needed to produce 1 kg of pork.

The animal feed industry in China is highly competitive with many regional players and locally recognized brands. We believe that the initial capital requirements with respect to entry into the industry are low, and consequently there is a great deal of competition between many smaller companies. The animal feed sector for pork has three primary markets:

•	additive premix fodder;
•	proteins; and
•	blended feed.

We predominantly produce premix and blended feeds and do not presently compete in the protein market. A nutritionally complete feed includes three components: energy sources, such as course grains; protein sources, such as fish and soy meals; and premix consisting of essential amino acids, vitamins, minerals, antibiotics and growth promoters. Premix and proteins together are often referred to in the industry as “concentrate.” Premix fodders require greater technology to produce, and are often customized to each customer’s specifications. As such, premix carries the highest selling price per metric ton of all feed components. Livestock producers may directly buy animal feed in finished form, referred to as “blended feed,” or buy the component ingredients and mix the blend on their own. Typically, large-scale piggeries will purchase premix, as they have the scale to mix their own blended feeds.

The hog feed manufacturing industry is concentrated in the Yangtze River Basin. In the past decade, feed mills have become more efficient, with new, high capacity mills replacing old, small, inefficient ones. As part of its effort to improve agricultural output and improve the economic vitality of China’s rural industries, the government has adopted favorable tax policies for the industry, such as exemption from the value-added tax.

Blended Feed Industry

According to a recent China Animal Feed Industry Development Report, the blended feed market for pork was approximately $12 and $14 billion for 2004 and 2005, respectively. The largest player in the market had approximately a 7% market share, and 40 companies shared the top 33% of the market. From 2000 to 2005, blended feed sales have grown at an average annual rate of 4.5%. From 2005 to 2006, blended feed sale growth was 4.6%.

Premix Industry

In 2005, the premix market in China totaled $1.45 billion and included over 2,500 companies. From 2000 to 2005, premix industry sales grew at an average annual rate of 13.5%. In 2006, the premix market increased 3% from 2005. There is no single dominant market participant, with the largest player in the market realizing only 1.2% market share. Of the various components that make up blended feed, the premix, which constitutes the smallest proportion of the total blend at 4%, requires the most sophisticated formulas to produce. The research, development and technology necessary to produce premix makes it necessary for premix to carry a higher price per ton than blended feed.

Sales and Marketing

Since the founding of Nanchang Best and the subsequent founding of Shanghai Best, the feed operating companies have aggressively marketed and promoted the “Best” brand. Guangxi Huijie markets its products under the “Huijie” brand name. The feed operating companies send their sales force and technicians to the pig farms to educate their clients on new product developments and improvements to existing products. The feed operating companies conduct educational seminars in pig farming regions to explain the benefits of a balanced, nutritious diet for pigs in producing a healthy herd and to educate the farmers to properly prepare and mix the various feed components. Although not unique among premix manufacturers, management believes its services in this area are superior to competitors due to its high ratio of technicians to sales people, which allows the sales team to develop a stronger relationship with its customers. As the feed operating companies market and sell directly to pig farmers, they are able to collect and analyze data from the farmer which assists in the preparation and design of new products. The feed operating companies also attend agricultural conventions that take place in the market areas where they currently conduct business as well as in provinces that they expect to enter. The feed operating companies also place advertisements and promotional pieces in agricultural trade journals.

Historically, the feed operating companies sold their products to distributors and large-scale pig farms. Large-scale farms generally refer to those farms with more production of more than 2,000 pigs and 100 sows annually, however it is not uncommon to have a single farm raise from 20,000 to 30,000 pigs in one year. The distributors sell to the smaller privately-owned farms. Recent sales data of distributors indicates that smaller farms tend to be more sensitive to price increases than the large-scale piggeries, whereas the large-scale hog farms place more emphasis on customer service and other ancillary services provided by the feed operating companies.

Starting in January 2007, we began to open independently-owned and operated franchise chain stores. The franchise program allows us to cost-effectively sell our products to the individual “mom and pop” farmer that may raise only a few hogs per year for personal consumption or for sale in the marketplace as an additional source of income. Some of the more successful franchise stores have reached sales levels of 3 to 4 metric tons per month.  As of December 31, 2007, we had approximately 503 locations open and operating under the AgFeed brand name.  Approximately 70% of the franchise store operators were previously in the animal feed distribution business. The franchisees do not pay an initiation fee to become franchised distributors but do receive marketing and technical training from our staff. Each franchise operator signs an exclusive agreement with us, agreeing not to sell any other brand of animal feed products and to decorate their store with approved AgFeed marketing materials and signage.

In addition, each franchise operator must: (i) during a three month probationary period pass a screening process based on performance benchmarks, (ii) abide by our rules and receive ongoing training from our sales and technical staff, (iii) support the sales of new AgFeed products when launched in the franchisee’s territory, and (iv) remain within our guidelines for payment of products purchased from us.

The franchisees receive discounted prices from the regular wholesale listed prices and have payment terms that are typically 15 days from the date of sale. These discounted prices earn the franchisee an increased gross profit margin of approximately 5-10%. They build a relationship with the small farmers that in many cases are illiterate and continue to do business as they have always done. As part of the franchise agreement, they have a specified territory that entitles them to the exclusive right to sell AgFeed products to the small farm owners.

As of December 31, 2007, each of the feed operating companies has the following customers for their respective feed products:

	Local Distributors	Large Scale Pig Farms	Franchise Chain Stores	Total
Nanchang Best	188	210	168	490
Shanghai Best	98	220	108	385
Guangxi Huijie	195	198	227	533

Suppliers

The feed operating companies do not have any long-term supply contracts.  The feed operating companies each maintain at least two suppliers for each type of raw material purchased.  Management believes that any one of its suppliers could easily be replaced.  Normally, purchases of raw materials are made on an “as needed” basis each month. Orders are managed by both the warehouse and purchasing manager together, each of whom are familiar with the on-site inventory levels.

Research and Development

To maintain a competitive advantage in the marketplace and keep pace with current developments, the feed operating companies engage in continuous research and development, primarily through Nanchang Best and Guangxi Huijie. Historically, Nanchang Best has shared its research and development results with Shanghai Best. We sponsor research alliances with Jiangxi Agricultural University, South China Agricultural University and Nanjing Agricultural University.

In addition to sponsoring national and provincial academic research projects at various academic institutions, in November 2004, Nanchang Best launched a fund called Best Fund contributing RMB 98,000 (US$12,250) to sponsor 12 research projects at Jiangxi Agricultural University. Nanchang Best retains proprietary rights to any research findings from these projects.

Intellectual Property

Management has registered the “Best” and “Huijie” trade names used on its products with the China Trademark Bureau and their goods are known in the provinces in which the feed operating companies conduct business.  None of the feed operating companies hold any patents or intend to apply for patents on proprietary technology or formulas. The formulas for the feed operating companies’ products are considered trade secrets and are protected as such.

Government and Environmental Regulation

Through the laws and regulations of the PRC and the provincial governments of Jiangxi Province, Guangxi Province and the Shanghai City government, our products and services are subject to material regulation by governmental agencies responsible for the agricultural and commerce industries.  As such, business and company registrations, production license, and all products are certified on a regular basis and must be in compliance with the laws and regulations of provincial and other local governments and industry agencies.

All products have earned formal approval pursuant to the National Code of Feed and Feed Additives as dictated by the National State Council of the PRC. Product approval includes qualified quality reports from the council’s technology and supervision bureau prior to engaging in any production or marketing activities.

There is no material cost in obtaining and maintaining these licenses, but it is illegal to do business without them.  The issuance of production licenses and product permits is seen as a cost of doing business, and associated fees are minimal.  If any production license or product permit was lost, production would need to cease until a new license or permit was obtained, which would likely take a minimum of 30 to 45 days to receive, and the loss of which would result in the possibility of regulatory fines.

The feed operating companies are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations involving pollutant discharge, air, water and noise pollution.

The central government, through the Ministry of Agriculture, issues production licenses. The Ministry of Agriculture dispatches officials at the local level to review staff qualifications, production facilities, quality control, and management departments for competency.

Nanchang Best’s production license was issued in 2004 (#3751) and is valid until 2009.

Shanghai Best’s production license was issued in 2005 (#0216) and is valid until 2010.

Guangxi Huijie’s production license was issued in 2005 (#4146) and is valid until 2010.

A production permit is mandatory for all entities involved in the manufacture of animal feed and feed components and is issued by the local provincial authorities. The provincial permit is issued for all products manufactured at each facility. Each facility has the necessary permits for all products produced at each of our operating facilities. These permits are valid for five years.

Prior to engaging in any production or marketing of feed products, all products must receive a formal approval production number pursuant to the Code of Premix and Additive, promulgated by China State Council, and qualified products reports from the Technology and Supervision Bureau. These formal approval production numbers are also valid for five years from the date of issuance.

Competition

The premix market in China is particularly fragmented with many companies and locally recognized brands. The largest player in the premix industry commands slightly more than 1% of the national market and no one company has yet taken a sizable market lead in terms of service, brand, or technology. Nanchang Best leads the pork premix market in the Jiangxi Province with a 3.5% market share and also sells its product in neighboring regions such as Hubei, Henan and Fujian. Nanchang Best faces price competition from Da Bei Nong, one of its competitors in the large-scale farm market.  Management believes Da Bei Nong’s service is considered inferior to Nanchang Best’s, which is a contributing factor as to why Nanchang Best has been able to maintain its lead in sales.

Sales made by Nanchang Best and Shanghai Best in Fujian province face strong competition in the large-scale piggery market from Fuj Minke Biology Company, which has well-known service, a flexible credit policy, and prices that are competitive with, if not lower than the prices at which Nanchang Best and Shanghai Best sell their products. While both Nanchang Best and Shanghai Best are working to further develop and strengthen their connections to large-scale farms, Fuj Minke Biology Company does not pose a threat to their distributor sales.

Zheng Da, the Sino-Thai joint venture of Charoen Pokphand, the largest business conglomerate in Thailand, is one of the largest premix producers in Fujian province.  However, based on informal discussions that we have had with our clients, its prices tend to be higher than the prices at which Nanchang Best and Shanghai Best sell their products, and it focuses only on the distributor market.

Based on our independent investigations in the Shanghai area, Xinnong leads the market in sales with 7,800 metric tons, competing directly with Shanghai Best on both pricing and service to large scale piggeries.

Guangxi Huijie has approximately a 12% share of the overall feed market in its home province of Guangxi and competes directly with Guangxi Provimi. Guangxi Provimi sells the same products as Guangxi Huijie at similar price points and is considered by the marketplace to offer a product of similar quality to Guangxi Huijie’s.  We believe that Guangxi Provimi does not provide the same quality of after sale technical support to its customers.

Employees

As of December 31, 2007, we had a total of 372 employees.

Nanchang Best had approximately 161 employees in the following departments: eight in management, three in general administration, two in human resources, 34 in production, five in sales administration, 81 in marketing, two in purchasing, six in finance, 16 in technical services and four in quality control.

Shanghai Best has approximately 99 employees in the following departments: six in management, four in general administrative, 19 in production, six in sales administration, 48 in marketing, one in purchasing, five in finance, seven in technical services and three in quality control.

Guangxi Huijie had approximately 112 employees in the following departments: five in management, three in general administration, four in human resources, 21 in production, four in sales administration, 59 in marketing, two in purchasing, four in finance, five in technical services and five in quality control.

Facilities

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

Guangxi Huijie is located in Coastal Industrial Park, Liangqin District, Nanning City, Guangxi Province. Guangxu Huijie owns three buildings, an office building, production plant and a worker dormitory. The right to use the land was granted by Housing Bureau and Land Administrative Bureau of Langqin District, Nanning City through October, 2056.

Description of Hog Farming Business

Overview

We entered the hog farming business on November 9, 2007 as a result of our acquisition of ninety percent (90%) of the capital stock of Lushan, a PRC company, formed on March 30, 2005.  Lushan owns and operates a hog farm occupying 258,000 square meters located in the town Hualin in Xingzi County, Jiangxi Province.  Lushan is a mid-scale hog farm engaged in the business of raising, breeding and selling hogs in the PRC for use in the pork production market in the PRC.  Lushan operates as a majority-owned subsidiary of Nanchang Best.  In early January 2008, we also acquired a majority interest in five additional hog farms in the Jiangxi province through Nanchang Best.

Hog Production

As of December 31, 2007, Lushan had 2,705 head of purebred hogs (referred to in the industry as breeder hogs), of which 720 were breeding sows and 17 were breeding boar, 1,198 were piglets and 770 were mature hogs.

Lushan generates revenue primarily from the sale of breeder hogs to other breeder hog farms and, to a lesser extent, the sale of meat hogs to other meat hog farms and to slaughterhouses.  It also generates revenue by providing consulting services to hog farmers in the areas of feed production, feed formulation and veterinary services.  Lushan sells its hogs and provides consulting services to large-scale hog farms, mid-scale hog farms and small-scale farms.  Lushan breeder hogs are sold throughout the PRC while its meat hogs are sold in Jiangxi

Province, Guangdong Province and other neighboring provinces.  Lushan’s primary market is in the south of China.

Breeder hogs are purebred hogs or hogs that have the genetic trait for mating.  Lushan uses hogs that contain this trait for breeding and it also sells them to commercial meat hog farms throughout the PRC so that the commercial farms may use the hogs in their own reproduction programs.  Crossbreeding sows are used for gestating and producing piglets.   Meat hogs are those hogs that do not meet the standards to qualify as breeder hogs; they are raised and sold to commercial hog farms and slaughterhouses.

Among the purebred hogs, Lushan’s primary varieties are the Yorkshire, the Landrace and the Duroc.  The Yorkshire, which originated in England, is known for its rapid growth, high rate of lean meat and its reproductive capacity.  The Landrace, originated in Denmark, is also known for its rapid growth and its high rate of lean meat.  The Duroc, which originated in the United States, is considered a highly-successful male parent in crossbreeding.

Market Description

General

According to the U.S. Department of Agriculture’s Foreign Agriculture Service (the “FAS”), pork prices in the PRC have risen sharply since 2006 during which time they attracted nationwide attention from senior government officials.  The FAS reported that pork prices increased 48% in the period from January to August 2007 over the same period in 2006.  This price increase was due in part to reduced supply as a result of an outbreak of blue ear disease or Porcine Respiratory and Reproductive Syndrome (PRRS), lower inventories caused by lower hog prices in the prior year, and an increase in consumer demand.

Breeder Hogs

According to a report prepared by the Agricultural University of China’s College of Animal Studies, as of 2003, there were approximately 3,449 breeder hog farms in the PRC.  At that time, the top nine provinces for raising hogs, representing 67.2% of the total hog farms in China, had 2,319 hog farms, with more than 130 of those farms maintaining an average inventory of 1,000 sows each.

Meat Hogs

According to the FAS, the PRC is the world’s largest producer of pork and pork is the most widely-consumed meat in the PRC.  An article in the August 17, 2007 edition of Business Week Asia stated that 70% of the protein consumed in the PRC is pork.  Pork also dominates meat production.  The FAS determined that pork accounted for 65% of the total meat production in the PRC in 2006.  According to the FAS, sow stocks were 48.9 million head and pig crop production was 735 million head in 2006 and further increases in pork production were predicted in 2007.  In addition to its domestic production, the PRC is a large importer of pork.  The FAS reported that the PRC’s pork imports from January to July 2007 increased 73% over the same period in 2006 to 62,991 metric tons valued at $72.4 million.

Hog production in the PRC is dominated by small-scale backyard farms, accounting for an estimated 70% of all PRC hog production during 2007.

Suppliers

Feed is the most significant cost of operating a hog farm.  Historically, Lushan purchased feed products and raw materials such as corn and soybeans from several feed suppliers under short-term contracts.  Under our ownership, Lushan will primarily use our premix as the base of its feed supply and will seek to enter into long-term contracts with the suppliers of feed additives in order to meet its feed requirements.

Research and Development

Lushan has a five member research and development team devoted to hog farming.  Two members of the team have doctorate degrees and the other three have masters degrees.  All of the members of its research and development team are trained in the areas of veterinary science and/or animal breeding and genetics.  Lushan has two ongoing research programs.  One program focuses on the selection of high-lean meat breeder hogs and the other program focuses on improving the reproductive traits of breeder hogs.

Intellectual Property

Lushan has developed advanced mating technologies that are designed for foreign and domestic breeder hogs.  Lushan employs proprietary techniques to segregate the mating and pregnant sows from the nursing hogs and meat hogs.  It does not hold any patents covering such technologies and has no present intention to apply for patents on its proprietary breeding technologies.

Government Regulation

Hog breeding is subject to substantial licensing requirements and regulation.  In order to sell breeder hogs in the PRC a breeder hog farm must be awarded a breeder’s license by the local government authorities.  Only those breeder hog farms that have qualified staff, specialized equipment and are in segregated locations to avoid the spread of disease are eligible for licensing.  Meat hog farms do not require a license.

The Agricultural Department of Jiangxi Province issued Lushan a Breeder Hog Farm License (Registration No. G0901369) which is valid until April 1, 2010 and is renewable in three-year increments.

Competition

Lushan primarily competes with other mid-scale hog farms in Jiangxi Province in the PRC.  According to a report of the Agricultural Department of Jiangxi Province, in 2007, there were 183 breeder hog farms with total inventory of 84,048 sows and 1,783 boars in Jiangxi Province.  In addition, surrounding Jiangxi Province are the provinces of Zhejiang, Hunan, Guangdong, Fujian and Hubei, all of which have a substantial number of breeder hog farms that could be deemed competitors with our hog farming business.

Employees

As of December 31, 2007, Lushan had 32 employees. Three were in general management, eight were production management and technicians, five were in research and development, two were in finance, 11 were farm laborers, and three were in administration.

Facilities

Lushan’s primary facility is a breeder hog farm located in the town of Hualin in Xingzi County, Jiangxi Province.  The facility, which is situated on 258,000 square meters of developed land, is leased from the Chinese government for a period of 29 years and is scheduled to expire on April 13, 2034. Lushan’s breeder hog farm contains two separated areas, one for sows and the other for boars and gilts, with a total of 15,800 square meters of buildings.  Lushan pays a nominal annual rent under the terms of the lease.

Wannian is located in Nanyan village in the town of Peimei in Wannian county, Jiangxi Province.  Wannian subleases approximately 213,312 square meters of land from the other shareholders of Wannian and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 900,000 RMB (currently approximately US$122,450).  The lease runs for 10 years from January 3, 2008.

Huyun is located in the town of Huyun in Wannian county, Jiangxi Province. Huyun subleases approximately 179,982 square meters of land from the other shareholders of Huyun and includes pig houses,

office buildings, heating system, power and water supply system.  The rent on the property is approximately 900,000 RMB (currently approximately US$122,450) for the first year and 450,000 RMB (currently approximately US$61,225) for every 10,000 hogs sold beginning in the second year.  The lease runs for 10 years from January 3, 2008.

Ganzhou is located in Yuliang village in the town of Hengshui in Chingyi County, Ganzhou City, Jiangxi Province.  Ganzhou subleases approximately 333,300 square meters of land from the other shareholders of Ganzhou and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 700,000 RMB (currently approximately US$97,000) per year.  The lease runs for 10 years from January 4, 2008.

Gang Feng is located in the town of Fenglin in Dean county, Jiangxi Province. Gang Feng subleases approximately 139,986 square meters of land from the former shareholders of Gang Feng and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 450,000 RMB (currently approximately US$61,225) per year.  The lease runs for 6 and 1/2 years from January 7, 2008.

Yichun is located in Nanmiao Township, Yichun City, Jiangxi Province.  Yichun subleases approximately 126,654 square meters of land from the other shareholders of Yichun and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 800,000 RMB (currently approximately US$108,844) per year.  The lease runs for 10 years from January 9, 2008.

Item 1A.  Risk Factors

RISK FACTORS

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business.  The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss.

General Risks Related to Our Business

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management and founders. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in the diverse areas required for continuing our operations. The rapid growth of the economy in the PRC has caused intense competition for qualified personnel. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

Our acquisition strategy involves a number of risks and we have a limited history of successful acquisitions. Even when an acquisition is completed, we may have integration issues that may not produce results as positive as management may have projected.

           We have completed six acquisitions since 2006, including the Lushan hog farm acquisition in November 2007 and the acquisition of controlling interests in the Waanian, Huyun, Ganzhou, Gang Feng and Yichun hog farms in January 2008.  We intend to continue to look for strategic acquisitions to grow both our feed product and hog farming lines of business.

           We are regularly engaged in acquisition discussions with a number of companies located in the PRC and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

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

These risks could have a material adverse effect on our business, results of operations and financial condition.  In addition, our ability to further expand our operations through acquisitions may be dependent on our ability to obtain sufficient working capital, either through cash flows generated through operations or financing activities or both.  There can be no assurance that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

We have faced, and expect to continue to face, increased competition for acquisition candidates, which may limit the number of opportunities we have to acquire companies and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may inadvertently assume unknown liabilities in acquisitions that we complete. Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results. Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. These obligations and liabilities could harm our financial condition and operating results.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our businesses and raw materials costs for our branded feed products. Rising energy prices could adversely affect demand for our feed products and increase our operating costs, both of which would reduce our sales and operating income.

Risks Related to the Conduct of Our Feed Product Business

We cannot be certain that our feed product innovations and marketing successes will continue.

We believe that our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing feed products through product innovation and to develop, market and produce new feed products. We cannot assure you that we will be successful in the introduction, marketing and production of any new feed products or feed product innovations, or that we will develop and introduce in a timely manner innovations to our existing feed products which satisfy customer needs or achieve market acceptance. Our failure to develop new feed products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

We rely on independently owned wholesale distributors who do not exclusively offer our feed products to their customers.

           The loss of, or significant adverse change in, our relationship with any of our key wholesale distributors of our feed products could cause our net sales, income from operations and cash flow to decline. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow.

We may not be able to reach our revenue and net income targets due to unpredictable market conditions.

           Our primary end-user customers for our feed products are commercial hog farms, individual farmers and slaughterhouses. Although hog prices in the PRC have reached multi-year highs, we cannot predict how long such a favorable environment may last or predict the buying behavior of our customers as they adjust to market conditions. Therefore, our market expectations and projections may exceed our actual financial performance.

We are a major purchaser of many commodities that we use for raw materials and packaging, and price changes for the commodities we depend on may adversely affect our profitability.

           We enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their term. However, when necessary, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies. Nevertheless, the raw materials used in our feed business are largely commodities that experience price fluctuations caused by external conditions and changes in governmental agricultural programs.

           We also use paper products, such as corrugated cardboard, aluminum products, films and plastics to package our feed products. Substantial increases in the prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.

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

           Outbreaks of livestock diseases can significantly affect demand for our feed products. An outbreak of disease could result in governmental restrictions on the sale of livestock products to or from customers, or require our customers to destroy their flocks. This could result in the cancellation of orders of feed products by our customers and create adverse publicity that may have a material adverse effect on the agricultural products industry and our ability to market our products successfully.

Our products and processes can expose us to product liability claims.

           Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by local, provincial, and central governmental regulators. The packaging, marketing and distribution of agricultural feed products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death of livestock, other animals or humans. We could be required to recall certain of our feed products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our feed products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our feed products successfully or on our business, reputation, prospects, financial condition and results of operations. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

We may not be able to obtain regulatory approvals for our feed products.

           The manufacture and sale of agricultural products in the PRC is regulated by the central government and the local provincial governments. Although our licenses and regulatory filings are current, the uncertain legal environment in the PRC and within our industry may make us vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

We require various licenses and permits to operate our business, and the loss of or failure to renew any or all of those licenses and permits could require us to suspend some or all of our production or distribution operations.

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our feed business.  We are required to comply with applicable hygiene and food safety standards in relation to our feed production processes.  Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations.  Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our feed production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

We face significant competition in the sales of our agricultural feed products.

Competition in the agricultural feed industry, especially with companies with greater resources, may make us unable to compete successfully in these industries, which could adversely affect our business.

In general, the competitive factors in the agricultural feed industry in the PRC include:

•	price;
•	product quality;
•	brand identification;
•	breadth of product line; and
•	customer service.

To the extent that our products and services do not exhibit these qualities, our ability to compete will be hindered.

Concerns with the safety and quality of agricultural feed products could cause customers to avoid our products.

We could be adversely affected if our customers and the ultimate consumers of our feed products lose confidence in the safety and quality of various feed products. Adverse publicity about these types of concerns, such as the recent publicity concerning the substance melamine, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our feed products could adversely affect our business and financial condition.

If our feed products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

Animal feed products occasionally contain contaminants due to inherent defects in those products or improper storage or handling. Under adverse circumstances, animal feed manufacturers may need to recall some of their products if they become adulterated or misbranded, and may also be liable if the consumption of any of their products causes injury.

While we have never been required to recall any of our feed products and we maintain insurance that we believe is adequate to cover this type of loss, a widespread product recall could result in changes to one or more of our business processes, product shortages, loss of customer confidence in our food or other adverse effects on our business.

If we are required to defend against a product liability claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us.

We may not be able to adequately protect and maintain our intellectual property, trademark, and brand names.

Our success will depend on our ability to continue to develop and market fodder and blended feed products. We currently have not applied for patents for our products or formulas, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas. Since we do not have patent protection for our technology or formulas, we may not be able to protect our rights to this intellectual property if our competitors discover or illegally obtain this technology or formulas. Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

Some of our significant customer and supplier contracts are short-term.

Some of our feed customers and suppliers operate through purchase orders or short-term contracts. Although we have long-term business relationships with many of our feed customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, although we will try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all. The termination of or modification to any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

Risks Related to the Conduct of Our Hog Farming Business

Our limited operating history in hog farming makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history in the hog farming business.  While we are a leader in the feed product industry, the current management team does not have the same depth of experience in the hog farming business.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for breeding and selling hogs in the PRC.  Some of these risks and uncertainties relate to our ability to:

•	attract additional customers and increase spending per customer;
•	increase awareness of our brand and continue to develop customer loyalty in the hog farming line of business;
•	respond to competitive market conditions;
•	respond to changes in our regulatory environment;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business; and
•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Health risks to hogs and quality concerns could adversely affect production and our business.

We take precautions to ensure that our hogs are healthy. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases.  Disease can reduce the number of offspring produced, hamper the growth of the hogs to finished size and require in some cases the destruction of infected hogs, all of which could adversely affect our ability sell our hogs.  Adverse publicity concerning any disease or heath concern could also cause customers to lose confidence in the safety and quality of our hogs.  For example, blue ear disease, or PRRS, could result in significant loss in production of hogs.  The PRC lost over 10 million pigs to PRRS in 2006 and 2007.  Additionally, since our hogs will be fed almost exclusively with our feed products, safety and quality concerns over our feed products will also adversely affect the sales of our hogs.

We may not be able to maintain the necessary hog farming licenses.

Each province in the PRC requires hog farmers to obtain a license for each hog farm owned and operated in that province. Currently, all of our hog farms are located in the Jiangxi province and we have obtained a license to own and operate each of our hog farms. We need to maintain the licenses we have to operate our current hog farms. If we pursue acquisitions of other hog farms, we will need to obtain additional licenses to operate those farms. We have not yet applied for, nor have we obtained, all the licenses required to expand our hog farming and sales business throughout the PRC. Our future success in the hog farming industry depends on our ability to acquire such licenses and permits to expand our business.

Our hog farming business could be adversely affected by fluctuations in pork commodity prices.

The price at which we sell our hogs is directly affected by the supply and demand for pork products and other proteins in the PRC, all of which are determined by the constantly changing market forces of supply and demand as well as other factors over which we have little or no control.  A downward fluctuation in the demand for pork may adversely impact our quarterly and annual results of operations for the hog farming business.

Risks Related to Conducting Our Business in the PRC

We are subject to international economic and political risks over which we have little or no control, and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

           All of our business is conducted in the PRC. Doing business outside the United States, and particularly in the PRC, subjects us to various risks and uncertainties, including changing economic and political conditions, major work stoppages, exchange rate controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

The PRC’s economic policies could affect our business.

           All of our assets are located in the PRC and all of our revenue is derived from our operations in the PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.

           While the PRC’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, operating results and financial conditions may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

As part of our growth strategy, we have acquired various companies with operations in the PRC. If any of these acquisitions were reviewed by PRC regulatory agencies or found not to comply with applicable laws or regulations, we might be required to make filings or submissions to PRC regulators or amend the terms of such acquisitions to meet PRC regulatory requirements.

We are rapidly expanding our operations in the PRC and have completed several acquisitions in the last year. While we believe that each of our acquisitions has complied with all PRC laws and regulations applicable to such transactions, the regulatory environment that governs merger and acquisition transactions in the PRC has continued to evolve in recent years and remains subject to interpretation by the agencies that have responsibility for reviewing or approving such transactions. In particular, a new law  became effective in September 2006 that has a broad scope applicable to certain merger and acquisition transactions involving companies organized outside of the PRC. If any of the acquisitions we completed were reviewed by a PRC regulator, it is possible that we may be required to demonstrate how the transaction under review complied with applicable PRC laws, including the law that took effect in September 2006. This could require us to expend company resources that would otherwise be used to manage our company. Further, if such regulators determine that any of our transactions did not comply with applicable regulations, we may be required to renegotiate or revise the terms of the acquisition with the counterparties to the affected transaction. If such a scenario were to occur, we cannot be sure that our efforts to meet the regulator’s requirements would be successful, or that such efforts would not have an adverse effect on our operations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

           The PRC historically has not adopted a Western style of management, financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, and instituting business practices that meet Western standards. We may also experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records.

Our bank accounts are not insured or protected against loss.

           We maintain our cash with various banks and trust companies located in the PRC. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in the PRC, any loss which we suffer may not be insured or may be insured to only a limited extent.

           The insurance industry in the PRC is still in an early stage of development and insurance companies located in the PRC offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

We may face judicial corruption in the PRC.

           Another obstacle to foreign investment in the PRC is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through the PRC’s poorly developed and sometimes corrupt judicial systems.

We may face obstacles from the communist system in the PRC.

           Foreign companies conducting operations in the PRC face significant political, economic and legal risks. The Communist regime in the PRC, including a cumbersome bureaucracy, may hinder Western investment.

If relations between the United States and the PRC worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

           At various times during recent years, the United States and the PRC have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and the PRC, whether or not directly related to our business, could reduce the price of our common stock.

The government of the PRC could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

           Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in the PRC. Over the past several years, the government of the PRC has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of the PRC may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

           Changes in policies, laws and regulations or in their interpretations or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

If the PRC enacts regulations in more industry segments that forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in the PRC are not explicitly communicated. If new laws or regulations forbid foreign investment in our industry, they could severely impair our business or opportunities for acquisitions. Additionally, if the relevant PRC authorities find us to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking our business and other licenses;
●	requiring that we restructure ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

The nature and application of many laws of the PRC create an uncertain environment for business operations and they could have a negative effect on us.

           The legal system in the PRC is a civil law system. Unlike the common law system, the civil law system is based on written statutes where decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Although we do not import goods into or export goods out of the PRC, fluctuation of the Renminbi (RMB) may indirectly affect our financial condition by affecting the volume of cross-border money flow.

           Although we use the United States dollar for financial reporting purposes, all of the transactions effected by our operating subsidiaries are denominated in the PRC’s RMB. The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China.

Recent changes in the PRC’s currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

Historically, the PRC “pegged” its currency to the U.S. dollar. This meant that each unit of PRC currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the PRC currency low when compared to other countries gave PRC companies an unfair price advantage over foreign companies. Due to mounting pressure from outside countries, the PRC recently reformed its economic policies to establish a floating value. As a result of this policy reform, we may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that we will be able to compete effectively with the new policies in place.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a United States holder, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

The admission of the PRC into the World Trade Organization could lead to increased foreign competition for us.

           Domestic competition in the animal feed industry is largely fragmented and foreign competition is minimal. However, as a result of the PRC becoming a member of the World Trade Organization (“WTO”), import restrictions on agricultural products are expected to be reduced. The lowering of import restrictions and the WTO’s requirement for a reduction of import tariffs as a condition of membership may result in an increase of foreign products, and could in turn lead to increased competition in the domestic agricultural market.

Risks Related to our Securities

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

           As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in the PRC, it may be extremely difficult or impossible for investors to access those assets to enforce judgments rendered against us or our directors or executive officers by United States courts. In addition, the courts in the PRC may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the eight month period ended August 28, 2007, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.25 per share and $1.85 per share, respectively.  Since our commencement of trading on the Nasdaq Stock Market on August 29, 2007 until February 28, 2008, the high and low sales prices of our common stock were $16.36 and $7.11.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

           On August 29, 2007, shares of our common stock began trading on the Nasdaq Capital Market. On October 12, 2007, shares of our common stock began trading on the Nasdaq Global Market. Since August 29, 2007 through February 28, 2008, our average daily trading volume has been less than 75,000 shares per day. As with most initial listings on Nasdaq, it will take time for a significant active trading market in our common stock to develop. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

We believe we have material weaknesses in our disclosure controls and internal controls over financial reporting and if we fail to develop and maintain an effective system of disclosure controls and internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock, as well as our ability to remain listed on NASDAQ.

A consultant we recently hired to assist us with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has informed us that, based on the preliminary analysis conducted to date, the consultant has identified material deficiencies in our finance and information technology controls which result in material weaknesses in our disclosure controls and internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting beginning with this Annual Report on Form 10-K. Further, for each of our Annual Reports going forward, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we have our independent registered public accounting firm annually attest to our evaluation of internal controls over financial reporting. We plan to prepare for compliance with Section 404 by further developing, strengthening, assessing and testing our system of internal controls to provide the basis for our report. We have only recently hired a consultant to assist us with these activities. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have only recently undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our disclosure controls and our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the disclosure controls and internal controls over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations, or could result in a complete and material restatement of any part or all of our financial statements. If we or our auditors discover a material weakness in our internal controls or disclosure controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in us or our financial statements and could harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the Nasdaq Global Market or other Nasdaq or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 11, 2008, we had outstanding 29,471,943 shares of common stock.  An aggregate of 2,891,787 shares of our common stock are issuable upon conversion of our outstanding convertible notes or upon exercise of our outstanding warrants and an aggregate of 42,000 shares of our common stock are issuable upon exercise of our outstanding options.  Sales of shares of our common stock in the public market covered under an effective registration statement, or pursuant to Rule 144, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the percentage equity interest of our stockholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share.  As of March 11, 2008, there were approximately 40,314,270 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. Although we have not entered into any agreements as of this date to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital in the private or public markets. The issuance of additional shares of our common stock:

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

           Our principal executive officers and directors, beneficially own approximately 46.45% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

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

Capital outflow policies in the PRC may hamper our ability to declare and pay dividends to our shareholders.

           The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of the PRC. In addition, under current Chinese law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Item 2.  Properties.

Nanchang Best is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi Province.  It owns three buildings consisting of an office building, a factory and a dormitory.  Nanchang Best has been granted the right to use the land in Nanchang by the Municipal Administration of state-owned land through December 2049.

Lushan is located in Gongtong village in the town of Hualin in Xingzi county, Jiuyang City, Jiangxi Province.  Lushan rents approximately 258,000 square meters of land from the Chinese government and includes two separated areas, one for sows and the other for boars and gilts, with a total of 15,800 square meters of buildings.  The annual rent on the property is approximately $2,000 per year for the first five years and $1,350 per year for the remaining term of the lease.  The lease runs through April 13, 2034.

Wannian is located in Nanyan village in the town of Peimei in Wannian county, Jiangxi Province.  Wannian subleases approximately 213,312 square meters of land from the former shareholders of Wannian and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 900,000 RMB (currently approximately US$122,450).  The lease runs for 10 years from January 3, 2008.

Huyun is located in the town of Huyun in Wannian county, Jiangxi Province. Huyun subleases approximately 179,982 square meters of land from the former shareholders of Huyun and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 900,000 RMB (currently approximately US$122,450) for the first year and 450,000 RMB (currently approximately US$61,225) for every 10,000 hogs sold beginning in the second year.  The lease runs for 10 years from January 3, 2008.

Ganzhou is located in Yuliang village in the town of Hengshui in Chingyi County, Ganzhou City, Jiangxi Province.  Ganzhou subleases approximately 333,300 square meters of land from the former shareholders of Ganzhou and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 700,000 RMB (currently approximately US$97,000) per year.  The lease runs for 10 years from January 4, 2008.

Gang Feng is located in the town of Fenglin in Dean county, Jiangxi Province. Gang Feng subleases approximately 139,986 square meters of land from the former shareholders of Gang Feng and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 450,000 RMB (currently approximately US$61,225) per year.  The lease runs for 6 and 1/2 years from January 7, 2008.

Yichun is located in Nanmiao Township, Yichun City, Jiangxi Province.  Yichun subleases approximately 126,654 square meters of land from the former shareholders of Yichun and includes pig houses, office buildings, heating system, power and water supply system.  The rent on the property is approximately 800,000 RMB (currently approximately US$108,844) per year.  The lease runs for 10 years from January 9, 2008.

Shanghai Best is located in Nanxiang, Jia Ding District, Shanghai.  It rents to workshop buildings and office space in which it conducts all manufacturing and business operations.  The annual rent on the Shanghai property is approximately $33,000 and the lease runs through September 2009.

Guangxi Huijie is located in Coastal Industrial Park, Liangqin District, Nanning City, Guangxi Province.  Guangxi Huijie owns three buildings, an office building, a production plant and a worker dormitory.  The right to use the land was granted by the Housing Bureau and Land Administrative Bureau of Langqin District, Nanning City through October 2056.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the Nasdaq Global Market under the symbol “FEED.”  From October 31, 2006 through August 28, 2007, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “AGFI.OB.”  The following table sets forth the high and low sale prices per share of our common stock for the periods indicated, which information was provided by NASDAQ Trading and Market Services. Prior to October 31, 2006, the shares traded very infrequently and the actual price information is not readily available.

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal 2006	High	Low

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$3.00	$2.01

Fiscal 2007	High	Low

First Quarter	$5.00	$1.85
Second Quarter	$6.00	$4.55
Third Quarter (through August 28, 2007)	$8.25	$5.55
Third Quarter (commencing August 29, 2007)	$9.00	$7.11
Fourth Quarter	$16.36	$7.16

As of March 5, 2007, there were approximately 97 holders of record of our common stock.

Dividends

We have never paid any dividends on the common stock.  We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

During the year ended December 31, 2007, we did not have a formal equity compensation plan in effect for employees.  However, for the year ended December 31, 2007, we had awarded individual stock option grants to our independent directors.

On May 15, 2007, we issued options to purchase 22,000 shares of our common stock, at an exercise price of $5.30 per share,  to our independent directors.  On November 30, 2007, we issued options to purchase 20,000 shares of our common stock, at an exercise price of $8.85 per share,  to our independent directors.  Accordingly as of December 31, 2007, we had 42,000 options to purchase common stock outstanding.

The following table provides aggregate information as of December 31, 2007 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	42,000	$7.00	-0-
Total	42,000	$7.00	-0-

We did not repurchase any of our common stock during 2007.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section has been derived from the consolidated financial statements of AgFeed. Information contained herein should be read together with AgFeed’s financial statements and related notes included elsewhere in this annual report.

Dollar amounts set forth in this Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands (000s) unless otherwise indicated.

Overview

Our primary business consists of the research and development, manufacture, marketing and sale of fodder and blended feed for use in the domestic animal husbandry markets in the PRC.  As a result of the acquisition of Lushan on November 9, 2007, we are also engaged in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.

We operate through nine direct and indirect subsidiaries in the PRC.

Nanchang Best located in Jiangxi Province - Nanchang Best is primarily engaged in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China’s domestic animal husbandry markets.  As of November 9, 2007, through the acquisition of Lushan, Nanchang Best is also in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.  Nanchang Best’s hog operations are located in Jiangxi Province and were conducted solely through

Lushan until early 2008.  Subsequent to the end of 2007, we acquired a majority interest in each of Wannian, Huyun, Ganzhou, Gang Feng and Yichun.  Each of these hog farms is located in Jiangxi Province.

Shanghai Best located in Shanghai - Shanghai Best is also in the business of the manufacture, marketing and sale of fodder and blended feed for use in the PRC’s domestic animal husbandry markets.

Guangxi Huijie located in Guangxi Province - Guangxi Huijie is engaged in the research and development, manufacture, marketing, distribution and sale of premix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry markets.

We operate each subsidiary independently with regard to manufacturing and marketing and sales efforts.  We do have some sharing of sales referrals and leads amongst the subsidiaries, but they do not compete against each other for new sales. Most of our research and development occurs at Nanchang Best and Guangxi Huijie and each shares their efforts with the other and Shanghai Best. In addition, many of the administrative duties are performed by Nanchang Best for Shanghai Best, and we are attempting to study the feasibility of centralizing more administrative functions.

We are targeting growth through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through new franchise chain stores, and (iii) an aggressive acquisition program to increase the number of provinces in China in which we do business.

AgFeed had revenues of $36.2 million for the year ended December 31, 2007, an increase of 321% over revenues of $8.6 million for the year ended December 31, 2006, and net income of $6.7 million for the year ended December 31, 2007, an increase of 467% compared to net income of $1.2 million for the year ended December 31, 2006.  The increases we experienced in this period were the result of our organic growth at each operating subsidiary.  In addition, the growth reflects the acquisition of Guangxi Huijie in December 2006 and Lushan in late 2007.  Since we acquired Nanchang Best and Shanghai Best in October 2006, we have effectively marketed our products through a team-based approach, sharing sales leads and referrals. We also developed the new "Airubao Series" product at Nanchang Best and introduced the product at all three of our subsidiaries.

Since January 2007, we established approximately 503 franchise chain stores that sell our products exclusively to complement our existing distribution channels. We will continue to market our products to the operators of large swine farms and large distributors. We will now rely on the franchisees to market and sell our products to the smaller swine farms.  Even though the number of small swine farms in China is declining, we did not want to lose revenues by forgoing sales to this market segment.  We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

In order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized formulations of our products.  In any given month, the cost of the various additives used in these customized formulations fluctuates, often resulting in temporary increases in the unit cost of goods sold.  We believe even though this may have an effect on our short-term profits, we take the long-term view that it increases customer loyalty and builds the AgFeed brand.  The increase in our revenues during the year ended December 31, 2007 was mostly due to increases in the volume of products sold as a direct result of new products launched and our expansion into new markets.  We also experienced increases in our cost of goods sold during the year ended December 31, 2007.  The costs of corn and soybean meal, which are two of our main raw materials, increased approximately 12% and 20%, respectively.  In order to remain competitive in our markets, we have not increased the prices of our products to pass these cost increases on to our customers.  Accordingly, our revenues have not increased during the twelve month period ended December 31, 2007 in proportion to the increases in our cost of goods sold.  We believe that this competitive pricing strategy has and will continue to increase our sales volume and ultimately increase our long-term revenue growth.  We also continue to aggressively search for acquisition targets in our industry throughout China.  The growth in sales and net revenues we experienced in year ended December 31, 2007 compared to the year ended December 31, 2006 was due in part to our acquisition of Guangxi Huijie late in December 2006.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make certain estimates and assumptions that affect the amounts reported therein.  Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events.  However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.  Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates.  Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Allowance For Doubtful Accounts.  We continually monitor customer payments and maintains a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete. Inventory obsolescence and excess quantities have historically been minimal.

Long-Lived Assets.  We periodically assess potential impairments to our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  Factors we considered include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

Property and equipment.  Useful lives of property and equipment is based on historical experience and industry norms. Changes in useful lives due to changes in technology or other factors can affect future depreciation estimates.

Revenue Recognition. Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.  Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  We are not subject to VAT withholdings.  We give volume rebates to certain customers based on volume achieved.  We accrue sales rebates based on actual sales volume.  Sales rebates for the years ended December 31, 2005, 2006 and 2007 were $ 74,046, $258,503 and $238,307, respectively.  We do not offer any of our customers the unconditional right to return purchased products.  Customers are only permitted to return defective products.  In addition, we do not provide any price protection or similar rights to our customers.  Sales returns for years ended December 31, 2005, 2006 and 2007 were $68,312, $82,941 and $110,962, respectively.

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

There are no differences in our arrangements with our different types of customers.  Accordingly, we do not have different revenue recognition policies for different types of customers.   We offer credit terms ranging from 30 to 90 days for most customers.  From some large customers, we may extend these terms beyond 90 days.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within the fiscal year. AgFeed is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we made a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, we recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB 108 in the fourth quarter of 2006 with no impact on our consolidated financial statements.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

	Year ended December 31, 2007	Year ended December 31, 2006	$ Change	% Change
Revenues	$36,163,339	$8,594,876	$27,568,463	321%
Cost of Sales	25,763,479	5,446,332	20,317,147	373
Gross Profits	10,399,860	3,148,544	7,251,316	230
Selling, General and Administrative Expenses	4,079,089	2,114,650	1,964,436	93
Net Income	6,662,895	1,175,280	5,487,615	467

Revenues.  The increase in revenues was due to an increase in the volume of feed products that we sold, the acquisition of Guangxi Huijie and the introduction in early 2007 of the Airubao Series, a new special blended feed product formulated especially for baby pigs.  Guangxi Huijie contributed approximately 858 metric tons of premix volume during the fiscal year ended December 31, 2007, Nanchang Best experienced a decrease of approximately 838 metric tons and Shanghai Best experienced an increase of approximately 1,335 metric tons of premix during the year ended December 31, 2007 as compared to the year ended December 31, 2006 to account for the increase in premix volume. We focused on increasing sales of the Airubao Series, which is a special blended feed product.  For comparative purposes, we will analyze the blended feed and Airubao Series together. This increase was due primarily to the new Airubao sales and approximately 394 metric tons of blended feed sold by Guangxi Huijie.  Nanchang Best sold 12,165 metric tons during the year ended December 31, 2007 compared to 1,097 metric tons during the same period in 2006.  Guangxi Huijie also accounted for 1,581 metric tons of other feed products, Nanchang Best sold 226 metric tons and Shanghai Best sold 231 metric tons of other feed products during the year ended December 31, 2007.  Overall, the Guangxi Huijie acquisition provided approximately 31% of our revenues while Nanchang Best provided 42% and Shanghai Best provided 27% of our total revenues during the fiscal year ended December 31, 2007.  Guangxi Huijie contributed approximately 29.3%, Nanchang Best approximately 48.1% and Shanghai Best approximately 22.6% of the total volume of feed sold during the year ended December 31, 2007.  Nanchang Best’s revenues increased approximately 226% during the year ended December 31, 2007 compared to the same period in 2006.  Shanghai Best’s revenues increased approximately 187% during the year ended December 31, 2007 compared to the same period in 2006. Lushan, acquired in November 2007, did not materially contribute to our overall revenues.

The increase in the average sales price of our blended products during the year ended December 31, 2007 compared to the same period during 2006 contributed to our increase in revenues, as well as the growth in sales volume in all of our product categories.

Feed Type	Metric Tons Sold Year Ended December 31, 2007	Metric Tons Sold Year Ended December 31, 2006	Difference	% change
Premix	25,555	13,325	12,230	92%
Blended	21,257	2,572	18,685	726%
Condensed	3,149		3,149
Airubao	3,128		3,128
Other	332	534	(202)	(37.8)%
Total	53,421	16,431	36,990	225%

The average sale price/metric ton during the year ended December 31, 2007 and December 31, 2006 of each of our product classes is set forth below.

Feed Type	Average Price/MT Year Ended December 31, 2007	Average Price/MT Year Ended December 31, 2006	Difference	% change
Premix	$709	$574	$135	23.5%
Blended	707	453	254	56%
Other	856	791	65	8.2%

The average sale price/metric ton was calculated in US dollars using a conversion factor of one US dollar to 7.62 RMB.  The average price for each product category was calculated by multiplying the prices charged in each product category at each operating subsidiary by a weighted average of revenues generated in each product category at each operating subsidiary as compared to total revenues generated by that product by all operating subsidiaries for the period. The Airubao Series is included in the calculations for blended feed.

During the first quarter of 2007, we launched the Airubao Series, a new special blended feed designed specifically for baby pigs.  We have gained immediate acceptance of this product from our customers. We shipped approximately $2.41 million of this new product to customers during the year ended December 31, 2007.  This product line consists of a series of three distinct formulations, the average gross margin is approximately 25% and the average selling price is approximately $771 per metric ton.  The Annual Report on China’s Feed Industry, published by the Chinese government, estimates that the market for premium baby pig feed is approximately $3.8 billion per year.

Cost of Goods Sold.  We experienced an approximate 46% and 35% increase in the unit cost of goods sold for blended feed and premix products, respectively, during the twelve month period ended December 31, 2007 compared to the same period in 2006.  In order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized formulations of our products.  In any given month, the cost of the various additives used fluctuates, which can result in temporary increases in unit cost of goods sold. We experienced an increase in the costs of corn and soybean meal of approximately 12% and 20%, respectively over their levels during the year ended December 31, 2007.  These additives constitute approximately 70% of our raw material costs.  These increased costs offset our increases in revenues.  Even though this may have an adverse effect on our short term profits, we take the long-term view that this practice results in increased customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits.  In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Nanchang Best experienced a 269% increase in cost of goods sold during the year ended December 31, 2007 compared to the same period in 2006.  Shanghai Best experienced a 233% increase in cost of goods sold during the year ended December 31, 2007 compared to the same period in 2006.

           Gross Profit. Gross margins decreased to 29% for the year ended December 31, 2007 from 37% for the same period in 2006.  The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series; (ii) we experienced an approximate 46% increase in the unit cost of goods sold of blended feed during the twelve months ended December 31, 2007 compared to the same period in 2006; (iii) the unit cost of goods sold for premix products increased approximately 35% during the year ended December 31, 2007 compared to the same period in 2006.

Gross margins at Nanchang Best for the year ended December 31, 2007 were approximately 26% compared to 34% for the same period in 2006.  Gross margins at Shanghai Best for the year ended December 31, 2007 were 28% compared to 38% for the same period in 2006.  Gross margins at Guangxi Huijie for the year ended December 31, 2007 were approximately 28%.  Gross margin calculations for each subsidiary are calculated prior to any adjustments for intercompany sales, which are reflected in the consolidated financial statements.

Selling, General and Administrative Expenses.  We incurred legal and audit expense in the year ended December 31, 2007 of approximately $450,000 associated with being a U.S. publicly traded reporting company that we did not incur during the same period in 2006.  The increase in our general and administrative expense also reflects the addition of Guangxi Huijie, which had approximately $878,000 of general and administrative expenses during the year ended December 31, 2007.  General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting and legal and office expenses. Selling expenses for the period increased by 109% due to the 321% increase in revenues and the costs associated with entering markets in neighboring provinces as well as the addition of Guangxi Huijie, which had approximately $639,000 of selling expenses during the year ended December 31, 2007. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income. Our increase in net income was due to an increase in income from operations offset by an increase in non-operating income due to net interest expense offset by other income of approximately $149,000.  The major reason for the increase in non-operating income during 2007 was interest earned on the net proceeds of our financings of approximately $142,000 and other income of approximately $160,000 offset by interest paid in connection with short term loans of approximately $154,000. In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006.  Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008 after which will pay tax at a reduced rate of 15% for the next three years.

Comparison of Fiscal Year Ended December 31, 2006 to Year Ended December 31, 2005

	Year ended December 31, 2006	Year ended December 31, 2005	$ Change	% Change
Revenues	$8,594,876	$7,611,845	$983,031	12.9%
Cost of Sales	5,446,332	5,339,067	107,265	02.0%
Gross Profits	3,148,544	2,272,778	875,766	38.5%
Selling, General and Administrative Expenses	2,114,650	1,392,007	722,643	51.9%
Net Income	1,175,280	560,706	614,574	110.0%

Revenues. The increase in revenues was due to an increase in the volume of all feed products sold by us. While we expect sales of blended feed through Nanchang Best and Guangxi Huijie to increase in volume, we anticipate that premix will become the principal segment of total sales volume in the future. During the year ended December 31, 2006, the increase in revenues is primarily driven by an increase in volume of the products sold. Our prices on a whole remained relatively flat, a 3% decrease in the average price of premix and a 0.4% increase in the average price of blended feed sold. Even though the average price of other feeds decreased 63.6%, the volume of other feeds is approximately only 3.2% of the total volume sold during the period. We did experience a 2% total increase in the cost of goods sold while we had 17.3% increase in the number of metric tons we sold which enables us to keep our pricing relatively flat.

Overall, Nanchang Best provided approximately 61% and Shanghai Best provided 39% of our total revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, Nanchang Best providing 64% and Shanghai Best 36% of our total revenues.

Nanchang Best and Shanghai Best contributed approximately 63% and 37% respectively of our total volume during the year ended December 31, 2006. During the year ended December 31, 2005 Nanchang Best and Shanghai Best provided 64% and 36% of our total volume.

Nanchang Best’s revenues increased approximately 8.8% during the year ended December 31, 2006 compared to the same period in 2005. Shanghai Best’s revenues increased approximately 21.7% during the year ended December 31, 2006 compared to the same period in 2005.

Metric Tons Sold for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Feed Type	Metric Tons Sold Year Ended December 31, 2006	Metric Tons Sold Year Ended December 31, 2005	Difference	% change
Premix	13,325	12,178	1,147	9.4
Blended	2,572	1,724	848	49
Other	534	111	423	381
Total	16,431	14,013	2,418	17.3

Average Price per Metric Ton sold for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Feed Type	Average Price/MT Year Ended December 31, 2006	Average Price/MT Year Ended December 31, 2005	Difference	% change
Premix	574	592	(18)	(3)
Blended	453	451	2	.4
Other	791	2,173	(1,382)	(63.6)

Cost of Good Sold. The cost of sales in the period ended December 31, 2006 was $5,446,332, an increase of $107,265 or 2.0% compared to $5,339,067 for the same period ended December 31, 2005. On a unit basis, we experienced approximately a 10% decrease per metric ton in the cost of goods sold for premix and blended feeds.

Nanchang Best experienced a 4.2% increase in cost of goods sold during the year ended December 31, 2006 compared to the same period in 2005.  Shanghai Best experienced a 0.5% increase in cost of goods sold during the year ended December 31, 2006 compared to the same period in 2005.

Gross Profit. Gross margins improved to 36.6% in 2006 from 29.9% for 2005. The increase in gross margin was due to a strategic shift to focus on the sale of higher margin products, particularly premix.  The increase in gross margin is attributable to the decrease in the unit cost of goods sold during the year ended December 31, 2006 as compared to the same period a year ago.

The gross profit for Nanchang Best for the year ended December 31, 2006 compared to the year ended December 31, 2005 increased approximately 18.9%.  Gross margins at Nanchang Best for the year ended December 31, 2006 was approximately 34% compared to approximately 32% for the year ended December 31, 2005. The gross profit for Shanghai Best for the year ended December 31, 2006 compared to the year ended December 31, 2005 increased approximately 79.2%. Gross margins at Shanghai Best for the year ended December 31, 2006 was approximately 40% compared to approximately 27% for the year ended December 31, 2005.

Selling, General and Administrative Expenses.  Our general and administrative expense increased by 98%.  We incurred significant expenses associated with the share purchase agreements with Nanchang Best and Shanghai Best. General and administrative expense includes the overhead expenses of our office (rent, management and staff salaries, general insurance, marketing, accounting and legal).  Selling expenses for the period increased by 32% and is due to the approximately 13% increase in revenues and the costs associated with entering markets in neighboring provinces.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2007 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At December 31, 2007, we had $7,696,209 cash and cash equivalents on hand. During the year ended December 31, 2007, we completed two private placement offerings of our securities.  Through the final closing of the first private placement offering on April 29, 2007, we received aggregate gross proceeds of $6,830,259 from the sale of an aggregate of 2,276,753 units to 37 accredited investors. Each unit was priced at $3.00 and represented one share of our common stock and a warrant to purchase eight percent of one share of common stock.  Accordingly, we issued an aggregate of 2,276,753 shares of our common stock and warrants to purchase an aggregate of 182,146 shares of our common stock to the 37 accredited investors who participated in this offering.  In connection with the private placement, fees of eight percent of the securities placed were paid in cash and a number of common stock purchase warrants equal to eight percent of the units placed were paid to participating dealers and one finder.  Accordingly, we paid $546,421 and issued warrants to purchase 182,141 shares of our common stock to the participating dealers and finder.  All of the common stock purchase warrants issued have a three-year term and have an initial exercise price of $5.00.  We received net proceeds from the private placement of $6,247,503, after deduction of the costs associated with the financing of $582,756.

On June 22, 2007, we completed a second private placement offering pursuant to which we sold 750,000 units at an offering price of $4.00 per unit for gross proceeds of $3,000,000.  Each unit sold consisted of one share of common stock and one warrant to purchase 25 percent of one share of common stock.  Accordingly, we issued 750,000 shares of our common stock and warrants to purchase 187,500 shares of our common stock to the one accredited investor that participated in this offering.  In connection with this private placement offering, a fee of eight percent of the securities placed was paid in cash and a number of common stock purchase warrants equal to eight percent of the units placed were paid to a finder.  Accordingly, we paid $240,000 in cash and issued warrants to purchase 60,000 shares of our common stock to the finder.  All stock purchase warrants are exercisable for a period of three years at an exercise price of $5.60 per share.  We received net proceeds from the private placement of $2,760,000, after deduction of costs associated with the financing.

We used $1,131,000 of the net proceeds from these private placement offerings to repay the short term bank loan we had in connection with our acquisition of Guangxi Huijie.  We also used $620,000 to make a good faith deposit with an agricultural feed company located in China that we were in negotiations to acquire.  We conducted a due diligence investigation of this company and have subsequently decided not to pursue this acquisition.  We have signed a termination consent with this company and fully expect that we will receive a full refund of the $620,000 on or before November 15, 2007.  In addition, we used $3,300,000 of the net proceeds from these private placement offerings to purchase Nanchang Best’s 90 percent acquisition in Lushan.

As of December 31, 2007, we had total loans payable of approximately $1,107,450 comprised of two loans.  There was one short term bank loan to Nanchang Best of $820,333, with an interest rate of 7.88% per annum payable monthly.  This loan matures on May 27, 2008, and is collateralized by our office building, workshop, employee dorms, and land usage rights. There was also one short-term bank loan to Guangxi Huijie of $287,116, with an interest rate of 6.57% per annum payable monthly.  This loan matures on May 24, 2008, and is collateralized by our land usage rights.

During the year ended December 31, 2007, we repaid a bank loan to Guangxi Huijie in the amount of $653,532 which matured on October 11, 2007 and was repaid on that date.  During the year ended December 31, 2007, we also repaid advances totaling $746,645 to entities in which Mr. Junhong Xiong, our President and Chief Executive Officer, had an equity interest. Mr. Xiong sold his interest in all of these entities.

During the year ended December 31, 2007, our operating activities provided cash of $1,106,816. This provision of cash was primarily due to net income of $6,662,895, depreciation of $140,510, amortization of

$14,316 and an increase in accounts payable of $465,573, offset by an increase in accounts receivable of $4,022,786, an increase in inventory of 915,874, and an increase in prepaid expenses of $628,446.

We used $3,254,274 in investing activities during the year ended December 31, 2007 for the acquisition of property and equipment and $620,000 as a deposit for a potential acquisition that we subsequently abandoned.

We received $8,455,995 in cash from financing activities. We received $8,767,503, net of $1,062,756 of offering costs, from the sale of our securities during the year ended December 31, 2007. We also received $977,088 from the proceeds of loans. We collected $226,083 for subscription receivables and $950,707 from related parties due to us. These amounts were offset by the following payments we made: a $758,343 repayment to shareholders and the payment of $1,723,414 on the note receivable associated with the acquisition of Guangxi Huijie.

At December 31, 2007, our accounts receivable balance was approximately $6.09 million, which was approximately 47% of our net revenues for the three months ended December 31, 2007.  The reason for the large increase in our accounts receivable at December 31, 2007 is that our sales increased due to the introduction of our Airubao Series product during the first quarter of 2007.  Approximately $69.9 million or 25% of our sales during the year ended December 31, 2007 occurred in August and September 2007. Given that our credit terms range from 30-90 days and in certain cases exceed 90 days, a significant portion of these sales remained in accounts receivable at December 31, 2007.

Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of new subsidiaries or joint ventures in our industry as opportunities present themselves, as well as general corporate purposes. We estimate that we will require approximately $6 million to maintain our current operations and achieve these goals in 2008, which include a potential joint venture outside of China and an additional acquisition for which we are presently budgeting.  We will also require an additional $30 million that we are budgeting for potential acquisitions in 2008.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.  In light of surging pork prices in China due to rising consumer demand and severe pork supply shortages, we entered into China’s commercial hog farming business in November 2007 with the acquisition of the Lushan hog farm and acquired five additional hog farms in January 2008.  We believe the commercial hog farm business will contribute significant revenues to our financial performance in 2008 and beyond.  We expect to expend approximately $30 million on purchasing additional hog farm businesses in 2008.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments. We may also use short term loans bank loans to meet our liquidity requirements.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Long-Term Debt Obligations	0	0	0
Capital Lease Obligations	0	0	0
Operating Lease Obligations	$113.53	$75.2	$38.3
Purchase Obligations	0	0	0
Other Obligations	0	0	0
Total	$113.53	$75.2	$38.3

Inflation and Seasonality

Demand for our products remains fairly consistent throughout the year and we do not believe our operations have been materially affected by inflation or seasonality.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Disclosures About Market Risk

We may be exposed to changes in financial market conditions in the normal course of business.  Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices.  We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials.  Most of our sales and purchases are conducted within the PRC in Chinese Renminbi, which is the official currency of the PRC.  As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Substantially all of our revenues and expenses are denominated in Renminbi.  However, we use the United States dollar for financial reporting purposes.  Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the US dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our receivables are monitored regularly by our credit managers.

Item 8.  Financial Statements and Supplementary Data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting, and includes those policies and procedures that:

1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting has the following deficiencies as of December 31, 2007:

1.
AgFeed did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data, especially as it relates to subsidiary accounting records. AgFeed did not maintain effective controls over its financial reporting process. Specifically, AgFeed lacked policies, procedures, and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described below:

a)
AgFeed did not maintain effective controls over its preparation, review, and approval of significant account reconciliations and journal entries. Specifically, AgFeed did not maintain effective controls over the completeness and accuracy of underlying data for supporting schedules and journal entries for all of its significant balance sheet and income statement accounts.

b)
AgFeed did not maintain effective control over certain spreadsheets utilized in the period end financial reporting process. Specifically, AgFeed lacked effective controls related to the completeness, accuracy, validity, and restricted access to spreadsheets related to: fixed assets, including accumulated depreciation; payroll reconciliations and related journal entries; revenue and accounts receivable. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements.

In summary with respect to the control deficiencies in a) through b) above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to AgFeed’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in a) through b) above constitutes a material weakness.

2.
AgFeed did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data. Specifically, certain of AgFeed’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities in processing accounts payable, inventory and revenue transactions. Such access was beyond the requirements of their assigned responsibilities and was not appropriately monitored. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures, including those described above, that would result in a material misstatement to AgFeed’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
AgFeed does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to the 2007 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.
AgFeed did not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. This control deficiency  could result in a misstatement of balance sheet and income statement accounts, in AgFeed’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Remediation of Material Weakness

As of December 31, 2007, there were control deficiencies which constitute as a material weakness in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have authorized the addition of additional staff members to the finance department and information technology department to ensure that it has the depth and experience to implement and monitor the appropriate level of control procedures related to all of our feed and pig farm locations and corporate office.

In addition, we are taking steps to unify the financial reporting of all of our feed and pig farm entities.  We are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.  We are currently planning further integration of information technology policy and procedures and evaluating them as they impact all our subsidiaries to provide accurate and complete financial reporting information.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.  If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

In conducting an assessment of the effectiveness of AgFeed’s internal control over financial reporting, the Company purchased 90% ownership of Lushan, in a stock purchase agreement on November 6, 2007, which has been excluded from management’s report on internal control over financial reporting. Lushan constituted 7.35% and 0.34% of AgFeed's total assets and revenues, respectively, as of December 31, 2007.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of fiscal 2007.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after the end of fiscal 2007.

PART IV

Item 15.  Exhibit, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8, "Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

All financial statement schedules for AgFeed and its subsidiaries have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006, and 2005

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	F-5

Notes to Consolidated Financial Statements	F-6 to F-31

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
AgFeed Industries, Inc.

We have audited the accompanying consolidated balance sheet of AgFeed Industries, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AgFeed Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin  LLP

Encino, California
March 1, 2008

AgFeed Industries, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31, 2007 and 2006

	December 31,	December 31,
ASSETS	2007	2006

CURRENT ASSETS:
Cash & cash equivalents	$7,696,209	$1,204,100
Accounts receivable, net of allowance for doubtful accounts of $191,497
accounts of $191,497 and 49,845	6,107,491	1,796,085
Advances to suppliers	442,851	77,649
Other receivable	459,034	203,051
Stock subscription receivable	-	226,083
Due from related parties	-	87,018
Advances to related parties	-	924,806
Inventory	2,728,160	802,822
Prepaid expense	644,183	11,885
Other current assets	-	2,253

Total current assets	18,077,928	5,335,752

PROPERTY AND EQUIPMENT, net	3,930,715	1,390,611
CONSTRUCTION-IN-PROCESS	221,819	-
INTANGIBLE ASSETS	839,802	539,468

TOTAL ASSETS	$23,070,264	$7,265,831

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,458,010	$809,583
Other payables	705,150	56,911
Unearned revenue	99,848	81,541
Accrued expenses	18,223	92,739
Accrued payroll	168,560	37,216
Short term loans	1,110,413	1,793,960
Advance from related party		737,846
Tax and welfare payable	9,534	280,208

Total current liabilities	3,569,738	3,890,004

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
27,026,756 and 24,000,000 shares issued and outstanding	27,027	24,000
Additional paid-in capital	10,094,095	1,299,379
Other comprehensive income	780,907	116,846
Statutory reserve	752,225	271,115
Retained earnings	7,846,272	1,664,487

Total stockholders' equity	19,500,526	3,375,827

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,070,264	$7,265,831

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005

Net Revenue	$36,163,339	$8,594,876	$7,611,845

Cost of Revenue	25,763,479	5,446,332	5,339,067

Gross profit	10,399,860	3,148,544	2,272,778

Operating expenses
Selling expenses	2,693,613	1,287,110	974,332
General and administrative expenses	1,385,476	827,540	417,675
Total operating expenses	4,079,089	2,114,650	1,392,007

Income from operations	6,320,771	1,033,894	880,771

Non-operating income (expense):
Other income (expense)	160,496	35,681	(27,695)
Interest income	142,148	28,851	-
Interest expense	(153,723)	(23,532)	(19,960)

Total non-operating income (expense)	148,921	41,000	(47,655)

Income before income tax	6,469,692	1,074,894	833,116

Income tax benefit	(193,203)	(100,386)	272,410

Net income	$6,662,895	$1,175,280	$560,706

Other comprehensive income
Foreign currency translation gain	664,061	84,382	32,457

Comprehensive Income	$7,326,956	$1,259,662	$593,163

Weighted average shares outstanding :
Basic	26,093,376	17,911,296	15,006,720
Diluted	26,174,973	17,911,296	15,006,720

Earnings per share:
Basic	$0.26	$0.07	$0.04
Diluted	$0.25	$0.07	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Years Ended December 31, 2007, 2006, and 2005

			Additional		Other			Total
	Common Stock		Paid	Subscription	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Receivable	Income	Reserve	Earnings	Equity
Balance January 1, 2005	15,006,720	$15,007	$722,527	$(157,712)	$7	$33,955	$165,661	$779,445

Cumulative translation adjustment					32,457			32,457

Net income for the year ended December 31, 2005							560,706	560,706

Reduction in subscription receivable				157,712				157,712

Transfer to statutory reserve						84,106	(84,106)	-

Balance December 31, 2005	15,006,720	$15,007	$722,527	-	$32,464	$118,061	$642,261	$1,530,320

Issuance of common stock for cash	4,193,283	4,193	221,890					226,083

Recapitalization on reverse acquisition	4,800,000	4,800	54,962					59,762

Capital contribution by stockholders			300,000					300,000

Change in foreign currency translation gain					84,382			84,382

Net income for the year ended December 31, 2006							1,175,280	1,175,280

Transfer to statutory reserve						153,054	(153,054)	-

Balance December 31, 2006	24,000,003	24,000	1,299,379	-	116,846	271,115	1,664,487	3,375,827

Issuance of common stock for cash	3,026,753	3,027	8,764,476					8,767,503

Chinese government subsidy			16,451					16,451

Stock compensation expense for options issued to employees			13,789					13,789

Change in foreign currency translation gain					664,061			664,061
								-
Net income							6,662,895	6,662,895
								-
Transfer to statutory reserve						481,110	(481,110)	-

Balance December 31, 2007	27,026,756	$27,027	$10,094,095	-	$780,907	$752,225	$7,846,272	$19,500,526

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,662,895	$1,175,280	$560,706
Adjustments to reconcile net income to net cash
provided in operating activities:
Depreciation	140,510	100,469	79,465
Loss on disposal of property and equipment	37,345	-	30,112
Amortization	14,316	5,228	4,018
Stock compensation expense for options issued to employees	13,789	-	-
(Increase) / decrease in assets:
Accounts receivable	(4,022,786)	(312,364)	(628,686)
Other receivable	(220,979)	47,323	(37,016)
Inventory	(915,874)	(113,084)	177,012
Due from related party	102,280	(46,550)	(50,962)
Advances to suppliers	(345,646)	(28,340)	(16,985)
Prepaid expense	(628,446)	1,725	(3,430)
Other assets	2,316	(2,205)	-
Increase / (decrease) in current liabilities:
Accounts payable	465,573	(101,564)	203,235
Unearned revenue	4,791	(17,001)	81,284
Other payables	32,597	34,645	(45,818)
Due to related party	-	(182,812)	9,889
Accrued expenses	(77,717)	90,545	24,769
Accrued payroll	123,689	20,965	-
Tax and welfare payable	(281,837)	(151,976)	239,193

Net cash provided by operating activities	1,106,816	520,284	626,786

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(264,196)	-	-
Acquisition of property and equipment	(291,294)	(107,460)	(125,434)
Issuance of loan receivable	-	-	4,272
Cash paid for purchase of subsidiary	(3,360,000)	(1,100,420)	(8,920)
Cash acquired with acquisitions	661,216	213,922	-

Net cash used in investing activities	(3,254,274)	(993,958)	(130,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	-	61,023
Repayments to shareholders	(758,343)	(24,783)	(97,637)
Advances from related parties	-	-	68,423
Repayments to related parties	-	-	(4,959)
Collection from related party	950,707	-	393,112
Advance to related parties	-	(425,674)	(788,825)
Proceeds from sale of common stock	9,830,259	-	-
Offering costs	(1,062,756)	-	-
Proceeds from notes payable	977,008	1,664,855	(433,065)
Payment on note payable	(1,723,414)	-	-
Contribution by stockholders to pay for merger expenses	-	300,000	-
Collection on subscription receivable	226,083	-	157,712
Government subisdy received	16,451	-	-

Net cash provided by (used in) financing activities	8,455,995	1,514,398	(644,216)

Effect of exchange rate changes on cash and cash equivalents	183,572	26,970	18,517

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	6,492,109	1,067,694	(128,995)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,204,100	136,406	265,401

CASH & CASH EQUIVALENTS, ENDING BALANCE	$7,696,209	$1,204,100	$136,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$99,445	$30,213	$21,238
Income taxes paid	$-	$73,339	$30,213

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

The Company obtained the funds for the acquisition of the Guangxi Huijie shares by borrowing 8,600,000 RMB from Sunrise Capital International, Inc. The proceeds of the loan from Sunrise

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Capital International, Inc. were paid directly to the selling shareholders of Guangxi Huijie as consideration and as provided by the share purchase agreement. The Company's repayment obligation is evidenced by a promissory note bearing interest at the rate of seven percent per annum (7%) and maturing in six months. The Company, at its option, may extend the maturity of the note an additional six months upon notice to the lender.  This loan was repaid in March 2007.

On November 6, 2007, the Company entered into a Stock Purchase Agreement with Lushan Breeder Pig Farm Co., Ltd. (“Lushan”), a Peoples Republic of China company located in HuaLin Town of XingZi County in Jiangxi Province, Peoples Republic of China, Huaping Yang and Hongyun Luo, the holders of ninety percent (90%) of the issued and outstanding capital stock of Lushan.

Under the terms of the Stock Purchase Agreement, the Company agreed to purchase 90% of the issued and outstanding capital stock of Lushan from Hongyun Luo for an aggregate purchase price of 20,112,020 RMB, equivalent to $2,699,600. In addition, under the terms of the Stock Purchase Agreement, the Company assumed 4,919,980 RMB equivalent to $660,400 of indebtedness owed by Lushan.  The Company assigned the Shares to Nan Chang Best Animal Husbandry Co., Ltd, its wholly owned subsidiary.

The Company is engaged in the research and development, manufacture, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market as well as raising, breeding and sale of pigs. The Company operates production plants in Nanchang City, Shanghai City and Nanning City and has a swine farm located in HuaLin Town in Jiangxi Province.  The Company sells to distributors and large-scale swine farms.

Stock Splits

On November 17, 2006, the Company declared a stock dividend of two additional shares of common stock for each share of common stock outstanding (effectively a three for one stock split). All share information for common shares has been retroactively restated for this stock split.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc., and its 100% wholly-owned subsidiaries Nanchang Best and Shanghai Best (for all periods presented) and Guangxi Huiji  and its 90% wholly-owned subsidiary Lushan Breeder (from their respective dates of acquisition).  For convenience of reporting the acquisition for accounting purposes, December 31, 2006 has been designated as the acquisition date for Guangxi and November 1, 2007 has been designated as the acquisition date for Lushan. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Foreign Currency Translation

As of December 31, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Note 2 – Summary of Significant Accounting Policies

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

Reclassification

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2007 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful accounts amounted to $191,497 and $49,845 at of December 31, 2007 and 2006, respectively.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.  The advances to suppliers amounted to $442,851 and $77,649 at December 31, 2007 and 2006, respectively.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Inventories

Inventory is stated at the lower of cost, as determined by weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Costs of raised animals include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance through the balance sheet date. Purchased cattle are carried at purchase cost plus costs of maintenance through the balance sheet date.

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years

The following are the details of the property and equipment at December 31, 2007 and 2006:

	2007	2006

Office equipment	$100,072	$65,412
Operating equipment	547,560	493,011
Vehicles	271,652	235,207
Swines for reproduction	1,568,816	-
Buildings	1,940,784	926,162
Total	4,428,884	1,719,792

Less accumulated depreciation	(498,169)	(329,181)

	$3,930,715	$1,390,611

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $140,510, $100,649, and $79,465, respectively.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 and 2006 there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of the right to use land and computer software.  Net intangible assets at December 31, 2007 and 2006 are as follows:

	2007	2006

Right to use land	$589,489	$551,012
Customer list	274,176	-
Computer software	15,366	11,196
Total	879,031	562,208

Less Accumulated amortization	(39,229)	(22,740)

Intangibles, net	$839,802	$539,468

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

The right to use land is amortized over a period of 50 years, customer list is amortized over ten years and the computer software is amortized over three years.

Amortization expense for the Company’s intangible assets for the years ended December 31, 2007, 2006 and 2005 was $14,316, $5,228 and $4,018, respectively.

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
For the Years Ended December 31, 2007 and 2006

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

Sales returns and rebates included in the Company's revenues were $385,375, $324,218 and $137,567 for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $33,714, $5,995 and 18,776, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  There were 32,000 options outstanding at December 31, 2007.

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
For the Years Ended December 31, 2007 and 2006

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $780,908 and $116,846 at December 31, 2007 and 2006, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the years ended December 31, 2007, 2006 and 2005, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $664,062, $84,382 and 32,457, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding during the years ended December 31, 2006 and 2005 and during year ended December 31, 2007, there were 42,000 options outstanding and 611,787 warrants outstanding.  For the year ended December 31, 2007, the Company’s average stock price was

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

greater than some of the exercise prices which resulted in additional common stock equivalents of 81,597.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

	2007		2006		2005
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	26,093,376	$0.26	17,911,296	$0.07	$15,006,720	$0.04
Effect of dilutive stock options	81,597	-	-	-	-	-
Diluted earnings per share	26,174,973	$0.25	17,911,296	$0.07	$15,006,720	$0.04

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has four reportable segments (See Note 11).

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 – Notes Payable

Notes payable at December 31, 2007 and 2006 were as follows:

	2007	2006
Short-term bank loan; interest rate of 7.884% and 7.02% payable monthly. The term of the loan is from May 28, 2007 to May 27, 2008 and May 18, 2006 to May 17, 2007. This loan is collateralized by the Company’s office building, workshop, employee dorms and use right of land	$822,528	$576,630
Short-term bank loan; interest rate of 6.57% and 6.12%. The term of the loan is from May 25, 2007 to May 24, 2008 and December 5, 2006 to December 4, 2007. This loan is collateralized by the Company’s right to use land, machinery and equipment.	287,885	115,326
Short-term bank loan related to the acquisition of Guangxi Huijie. The term of the loan is from December 20, 2006 to June 20, 2007 with an interest rate of 7%. The Company has the ability to extend the maturity of the note an additional six months upon notice to the lender. The Company may also prepay the note at any time without penalty.	-	1,102,004
	$1,110,413	$1,793,960

Note 4 - Stockholders’ Equity

On February 6, 2007, the Company’s Board of Directors approved the sale of 2,750,000 units in a private placement offering. Each unit consisted of one common share and warrants to purchase common shares equal to 8% of the number of common shares subscribed. The warrants expire in three years and have an exercise price of $5.00 per share. On February 28, 2007, the Company received the minimum required placement of $3,000,000 USD of units of its securities consisting of shares of common stock and stock purchase warrants (8% warrant coverage) in a private placement exempt from registration under the Securities Act. A total of 1,000,000 units, each unit representing one share of the Company’s common stock and a three year common stock purchase warrant, were sold through the end of business February 28, 2007. Each unit was priced at $3.00 with $3,000,000 in total having been received. Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement were not registered under

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

the Securities Act, or any state securities laws, and until so registered, could not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. In connection with the above mentioned private placement offering, the Company paid commissions and fees totaling $276,335

On April 6, 2007, the Company sold an additional 712,753 units for $3.00 per unit for total proceeds of $2,138,259. Each unit represents one share of the Company’s common stock and a three year common stock purchase warrant 8% coverage or (57,020 warrants). Fees of (i) 8% of the securities placed payable in cash, and (ii) a number of common stock purchase warrants equal to 8% of the number of units placed were paid to participating selected dealers and a finder. The stock purchase warrants have a term of three years and are exercisable for one share of common stock at an initial exercise price of $5.00. The securities offered in the private placement were not registered under the Securities Act, or any state securities laws, and unless so registered, could not be sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

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
For the Years Ended December 31, 2007 and 2006

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

During the year ended December 31, 2007, one of the Company’s subsidiaries received a $16,451 subsidy from the Chinese government which has bee recorded directly to additional paid in capital.

Note 5 – Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan was $18,525, $62,431, and $30,474 for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company has recorded welfare payable of $5,383 and $81,897 at December 31, 2007 and 2006, which is included in tax and welfare payable in the accompanying consolidated balance sheet.

Note 6 – Statutory Common Welfare Fund

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Pursuant to the "Circular of the Ministry of Finance ( MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced" (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December. 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to  retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2007, the Company did not have a deficit in the SCWF

The Company has appropriated $481,110 and $153,054 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2007 and 2006, respectively.

Note 7 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-	-		-
Granted	42,000	$7.00
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	42,000	$7.00	4.62	$80,620
Exercisable December 31, 2007	-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.0%
Expected life of the options	5 years
Expected volatility	34.42%
Expected dividend yield	0

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2006	-
Granted	611,787
Forfeited	-
Exercised	-
Outstanding, December 31, 2007	611,787

Note 8 – Related Party Transactions

Due to related parties and due from related parties represent amounts payable and receivable from related arising from purchases and sales transactions.

Advances to and from related parties and shareholders are non interest bearing and are payable or receivable on demand.

Sales to related parties amounted to $0, $170,069 and $82,050 for the years ended December 31, 2007, 2006 and 2005, respectively.

Purchases from related parties amounted to $0, $708 and $1,757 for the years ended December 31, 2007, 2006 and 2005, respectively.

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
For the Years Ended December 31, 2007 and 2006

Note 9 – Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Years
	Ended December 31,
	2007	2006	2005
Tax provision (credit) at statutory rate	34%	34%	34%
Foreign tax rate difference	(1%)	(1%)	(1%)
US NOL for which no benefit is Realized	(2%)	(2%)	-
Effect of tax holiday and waiver of
current and prior year's tax liability	(34%)	(40%)	-
	(3%)	(9%)	33%

In July 2006, as a result of an investment by a foreign investor in one of the Company’s subsidiaries, the Company’s subsidiary (Nanchang Best) became a Sino-Foreign Joint Venture. Pursuant to the Chinese income tax law, the Company’s subsidiary became fully exempt from income tax for a period of two years from July 14, 2006 to July 14, 2008, followed by a reduced tax rate of 15% for the next three years. Concurrent with the exemption, the tax authorities waived approximately 3,400,000 RMB ($425,429) in taxes due.

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

If the Company had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the year ended December 31, 2007 would have been approximately $2,255,000 and earnings per share would have been reduced from $0.26 to $0.17 and income tax expense for the year ended December 31, 2006 would have been approximately $325,000 and earnings per share would have been reduced from $0.07 to $0.04.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The Company also has approximately $679,804 in net operating loss carryforwards for United States tax purposes that begin to expire in 2021.  A 100% valuation allowance has been made for the tax benefit of such net operating loss due to the uncertainty of its realization.

Note 10 – Acquisitions

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

Acquisition of Lushan Breeder Pig Farm Co., Ltd.

On November 6, 2007, the Company entered into a Stock Purchase Agreement with Lushan Breeder Pig Farm Co., Ltd. (“Lushan”), a Peoples Republic of China company located in HuaLin Town of XingZi County in Jiangxi Province, Peoples Republic of China, Huaping Yang and Hongyun Luo, the holders of ninety percent (90%) of the issued and outstanding capital stock of Lushan. Under the terms of the Stock Purchase Agreement, the Company agreed to purchase 90% of the issued and outstanding capital stock of Lushan from Hongyun Luo for an aggregate

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

purchase price of 20,112,020 RMB, equivalent to $2,699,600. In addition, under the terms of the Stock Purchase Agreement, the Company assumed 4,919,980 RMB equivalent to $660,400 of indebtedness owed by Lushan.  The Company assigned the Shares to Nan Chang Best Animal Husbandry Co., Ltd, its wholly owned subsidiary.  The Company purchased Lushan to expand it operations into the pre-mix fodder blended feed and feed additives for use in the pork husbandry market as well as raising, breeding and the sale of pigs.

The operating results of Lushan are included in the accompanying consolidated statements of operations from the acquisition date. For convenience of reporting the acquisition for accounting purposes, November 1, 2007 has been designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$661,216
Accounts receivable	7,663
Other receivables	11,544
Inventory	896,848
Advances to related parties	190
Other current assets	611
Property and equipment	1,784,049
Construction-in-process	709,563
Intangible assets	2,513
Accounts payable	(106,070)
Other payables	(597,603)
Unearned revenue	(7,468)
Tax and welfare payable	(3,056)
Purchase price	$3,360,000

The following pro forma financial information presents the consolidated operations of the Company as if the Guangxi Huijie and Lushan acquisitions had occurred as of the beginning of the periods presented.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2005

	As Reported
	by the	Guangxi
	Company	Huijie	Lushan	Adjustments		Pro forma

Net Revenue	$7,611,845	$439,880	$-	$-		$8,051,725

Cost of Revenue	5,339,067	370,812	-	-		5,709,879

Gross Profit	2,272,778	69,068	-	-		2,341,846

Operating expenses:
Selling expenses	974,332	59,829	-	-		1,034,161
General and administrative expenses	417,675	70,152	20,177	5,425	a	513,429

Total operating expenses	1,392,007	129,981	20,177	5,425		1,547,590

Income from operations	880,771	(60,913)	(20,177)	(5,425)		794,256

Non-operating income (expense):
Other income (expense)	(27,695)	-	311			(27,384)
Interest income	-	-	468	-		468
Interest expense	(19,960)	(2,351)	-	(77,691	)b	(100,002)

Total non-operating income (expense)	(47,655)	(2,351)	779	(77,691)		(126,918)

Income before income tax	833,116	(63,264)	(19,398)	(83,116)		667,338

Income tax	272,410	-	-	-		272,410

Net income	$560,706	$(63,264)	$(19,398)	$(83,116)		$394,928

Earnings per share	$0.04					$0.03

Weighted average shares outstanding	15,006,720					15,006,720

a.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase of Guangxi Huijie.
b.	to record interest expense on the acquisition note of Guangxi Huijie.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2006

	As Reported
	by the	Guangxi
	Company	Huijie	Lushan	Adjustments		Pro forma

Net Revenue	$8,594,876	$2,574,836	$-	-		$11,169,712

Cost of Revenue	5,446,332	1,794,033	-	-		7,240,365

Gross Profit	3,148,544	780,803	-	-		3,929,347

Operating expenses:
Selling expenses	1,287,110	167,393	-	-		1,454,503
General and administrative expenses	827,540	110,953	39,913	5,425	a.	983,831

Total operating expenses	2,114,650	278,346	39,913	5,425		2,438,334

Income from operations	1,033,894	502,457	(39,913)	(5,425)		1,491,013

Non-operating income (expense):
Other income (expense)	35,681	2,657	(943)			37,395
Interest income	28,851	265	58	-		29,174
Interest expense	(23,532)	(6,684)	(7,594)	(77,691	)b.	(115,501)

Total non-operating income (expense)	41,000	(3,762)	(8,479)	(77,691)		(48,932)

Income before income tax	1,074,894	498,695	(48,392)	(83,116)		1,442,081

Income tax	(100,386)	39,138	-	-		(61,248)

Net income	$1,175,280	$459,557	$(48,392)	(83,116)		$1,503,329

Earnings per share	$0.07					$0.08

Weighted average shares outstanding	17,911,296					17,911,296

a.	to record additional amortization for the increase in basis of the land use rights as a result of the purchase of Guangxi Huijie.
b.	to record interest expense on the acquisition note of Guangxi Huijie.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007

	As Reported
	by the
	Company	Lushan	Adjustments	Pro forma

Net Revenue	$36,163,339	$37,253	-	$36,200,592

Cost of Revenue	25,763,479	44,807	-	25,808,286

Gross Profit	10,399,860	(7,554)	-	10,392,306

Operating expenses:
Selling expenses	2,693,613	433	-	2,694,046
General and administrative expenses	1,385,476	115,558		1,501,034

Total operating expenses	4,079,089	115,991	-	4,195,080

Income from operations	6,320,771	(123,545)	-	6,197,226

Non-operating income (expense):
Other income (expense)	160,496	(8,300)		152,196
Interest income	142,148	114	-	142,262
Interest expense	(153,723)	(5,207)		(158,930)

Total non-operating income (expense)	148,921	(13,394)	-	135,527

Income before income tax	6,469,692	(136,939)	-	6,332,753

Income tax	(193,203)	-	-	(193,203)

Net income	$6,662,895	$(136,939)	-	$6,525,956

Earnings per share	$0.26			$0.25

Weighted average shares outstanding	26,093,376			26,093,376

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 11 – Segment Information

The Company’s predominant business is the research and development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market.  The Company is organized into three wholly owned subsidiaries and one 90% owned subsidiary:  Shanghai Best Animal Husbandry Co., LTD. (“Shanghai”) – 100% owned, Guangxi Huijie Sci. & Tech. Feed Co., LTD. (“Guangxi”) – 100% owned, Nanchang Best Animal Husbandry Co., LTD. (“Nanchang”) – 100% owned, and Lushan Breeder Pig Farm Co., Ltd. (“Lushan”) – 90% owned.

Shanghai is located in the Nanxiang, Jia Ding district, Shanghai and sells its products to approximately 360 customers, consisting of 170 local distributors and 190 large scale pig farms.  Guangxi is located in Coastal Industrial Park, Liangquin district, Nanning city, Guangxi Province and sells its products to approximately 325 customers, consisting of 140 local distributors and 185 large scale pig farms.  Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 300 customers, consisting of 90 local distributors and 210 large scale pig farms.  Lushan is located in HuaLin Town of XingZi County in Jiangxi Province and is a mid-scale swine farm engaged mainly in raising, breeding, and sale of pigs all over the country.

The following tables summarize segment information:

	12/31/2007	12/31/2006	12/31/2005

Revenues from unrelated entities
Shanghai	$9,659,457	$3,180,407	2,770,107
Guangxi	11,048,487	-	-
Nanchang	15,366,849	5,414,469	4,841,738
Lushan	88,546	-	-
	36,163,339	8,594,876	7,611,845

Intersegment revenues
Shanghai	-	182,564
Guangxi	-	-	-
Nanchang	2,280,320	708	-
Lushan	-	-	-
	2,280,320	183,272	-

Total Revenues
Shanghai	9,659,457	3,362,971	2,770,107
Guangxi	11,048,487	-	-
Nanchang	17,647,169	5,415,177	4,841,738
Lushan	88,546	-	-
Less Intersegment revenues	(2,280,320)	(183,272)	-
	36,163,339	8,594,876	7,611,845

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Income from operations
Shanghai	1,737,962	516,364	123,765
Guangxi	2,224,098	-	-
Nanchang	2,807,786	846,243	757,006
Lushan	847	-	-
Holding Company	(449,922)	(328,713)	-
	6,320,771	1,033,894	880,771

Interest income
Shanghai	1,092	262	-
Guangxi	2,738	-	-
Nanchang	22,640	28,589	-
Lushan	56	-	-
Holding Company	115,622	-	-
	142,148	28,851	-

Interest Expense
Shanghai	-	-	2,143
Guangxi	33,597	-	-
Nanchang	61,078	23,532	17,817
Lushan	28,468	-	-
Holding Company	30,580	-	-
	153,723	23,532	19,960

Income tax expense (benefit)
Shanghai	(152,108)	171,370	40,622
Guangxi	(41,095)	-	-
Nanchang	-	(271,756)	231,788
Lushan	-	-	-
	(193,203)	(100,386)	272,410

Net Income
Shanghai	1,904,894	358,671	90,106
Guangxi	2,263,795	-	-
Nanchang	2,887,001	1,145,322	470,600
Lushan	(27,915)	-	-
Holding Company	(364,880)	(328,713)	-
	6,662,895	1,175,280	560,706

Provision for depreciation
Shanghai	25,624	74,347	11,322
Guangxi	46,177	-	-
Nanchang	81,529	26,122	68,143
Lushan	(12,820)	-	-
	140,510	100,469	79,465

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Total Assets
Shanghai	3,206,606	1,504,142
Guangxi	4,652,914	2,219,456
Nanchang	13,312,356	3,521,509
Lushan	693,893	-
Holding Company	1,204,495	20,724
	23,070,264	7,265,831

Note 12– Subsequent Events

Purchase of Hog Farms

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Wannian Xiandai Animal Husbandry Limited Liability Co., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 3, 2008, among the Company and Wannian Xiandai Animal Husbandry Limited Liability Co., the selling party.  The aggregate purchase price was 12,250,000 RMB, equivalent to $1,666,667.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) per year in exchange for use of the facilities.

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Jiangxi Huyun Livestock Co., Ltd., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 3, 2008, among the Company and Jiangxi Huyun Livestock Co., Ltd., the selling party.  The aggregate purchase price was 6,482,000 RMB, equivalent to $881,905.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) for the first year and 450,000 RMB (approximately $61,225) for every 10,000 hogs sold beginning in the second year and thereafter in exchange for use of the facilities.

On January 4, 2008, the Company acquired 60% of the issued and outstanding capital stock of Ganzhou Green Animal Husbandry Development Co., Ltd., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 4, 2008, among the Company and Ganzhou Green Animal Husbandry Development Co., the selling party.  The aggregate purchase price was 6,480,000 RMB, equivalent to $881,632.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 700,000 RMB (approximately $97,000) per year in exchange for use of the facilities.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

On January 7, 2008, the Company acquired all of the hogs and stock of Gang Feng Animal Husbandry Co., Ltd., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 7, 2008, among the Company and Gang Feng Animal Husbandry Co., Ltd., the selling party.  The aggregate purchase price was 4,820,000 RMB, equivalent to $655,782.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 6.5-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 450,000 RMB (approximately $61,225) per year in exchange for use of the facilities.

On January 9, 2008, the Company acquired 55% of the issued and outstanding capital stock of Yichun Tianpeng Domestic Livestock Farm, Ltd., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 9, 2008, among the Company and Yichun Tianpeng Domestic Livestock Farm, Ltd., the selling party.  The aggregate purchase price was 8,855,000 RMB, equivalent to $1,204,762.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 800,000 RMB (approximately $108,844) per year in exchange for use of the facilities.

Sale of Convertible Notes

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch in connection with a private placement transaction providing for, among other things, the issuance of senior convertible notes for aggregate gross proceeds of $19 million and warrants to purchase up to an aggregate of 380,000 shared of the Company’s common stock. This transaction was facilitated by Deutsche Bank Securities Inc., who received an 8.6% financial advisory fee in the amount of $1,634,000. The following is a brief summary of each of the Debt Securities Purchase Agreement, the Notes, the Warrants and the Registration Rights Agreement.

DEBT SECURITIES PURCHASE AGREEMENT

The Debt Securities Purchase Agreement provides for the purchase by the Investors and the sale by the Company of the Notes in the aggregate principal amount of $19 million and the Warrants to purchase common stock.

SENIOR CONVERTIBLE NOTES

The Notes have an aggregate principal amount of $19 million and are convertible into shares of the Company’s Common Stock at an initial conversion price of $10.00 per share, subject to adjustment.  The Notes mature on the third anniversary of the issuance date which date may be extended at the option of the Investor. 100% of the outstanding principal balance ($19,000,000) and any accrued but unpaid interest shall be due and payable in full on the Maturity Date. The Note bears interest at the rate of 7% per annum.

The Notes are convertible at the option of the holder into shares of the Company’s common stock at an initial Conversion Price of $10.00 per share, subject to adjustment for stock splits, combinations or similar events. The Conversion Price is also subject to a “weighted average

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

ratchet” anti-dilution adjustment. The Conversion Price is also subject to adjustment, on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

The Notes contain certain limitations on conversion. For example, they provide that no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 9.99% of the Company’s outstanding shares of common stock. In addition, the Notes provide that no conversion may be made if the conversion would cause the Company to be in breach of its obligations under the rules and regulations of the Nasdaq Global Market, unless the Company obtains stockholder approval for such issuances as required by such rules and regulations.

WARRANTS

The Warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle their holders, in the aggregate, to purchase up to $3,800,000 worth of shares of common stock at an initial exercise price of $10.00 per share.

The exercise price of the Warrants is subject to a “weighted average ratchet” anti-dilution adjustment. The exercise price is also subject to adjustment, on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.

The Warrants contain certain limitations on exercise. For example, they provide that no exercise may be made if, after giving effect to the exercise, the Investor would own in excess of 9.99% of the Company’s outstanding shares of common stock. In addition, the Warrants provide that no exercise may be made if it would cause the Company to be in breach of its obligations under the rules and regulations of the Nasdaq Global Market, unless the Company obtains stockholder approval for such issuances as required by such rules and regulations.

REGISTRATION RIGHTS AGREEMENT

The Registration Rights Agreement requires that the Company file a registration statement covering 130% times the number of shares of common stock issuable to the Investors upon full conversion of the Notes and exercise of the Warrants at the initial conversion price and exercise price, respectively (the “Registrable Securities”). The Company is required to file the Initial Registration Statement with the Commission within 10 business days of the issuance of the Notes and Warrants.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Sale of Common Stock

In late February 2008, the Company entered into a Securities Purchase Agreement with Focus Trading Investments Limited, Advantage Consultants Limited, and CD Capital Investments, Ltd.  in connection with a registered direct offering of securities providing for the issuance of 2,444,448 shares of the Company’s common stock at price of $9.00 per share for aggregate gross proceeds of $22,000,032.

The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on February 26, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-144386) which was declared effective by the Commission on January 11, 2008.

The transaction documents memorializing the direct registered offering financing include the Equity Securities Purchase Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof. This transaction was facilitated by Median Asset Investments Limited, which received an 8.6% fee in the amount of $1,892,002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 13th day of March 2008.

AgFeed Industries Inc.

By: /s/ Junhong Xiong______________
Junhong Xiong
Chief Executive Officer, President,
Director and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of AgFeed and in the capacities and on the dates indicated.  The undersigned hereby appoints Songyan Li as his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of AgFeed Industries, Inc. on Form 10-K for the year ended December 31, 2007 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Junhong Xiong	Director, President, Chief Executive Officer and Vice Chairman	March 13, 2008
Junhong Xiong

/s/ Liangfan Yan	Chief Financial Officer and Chief Accounting Officer	March 13, 2008
Liangfan Yan

/s/ Songyan Li	Chairman of the Board and Director	March 13, 2008
Songyang Li

/s/ Lixiang Zhang	Director	March 13, 2008
Lixiang Zhang

/s/ Fredric W. Rittereiser	Director	March 13, 2008
Fredric W. Rittereiser

/s/ Arnold Staloff	Director	March 13, 2008
Arnold Staloff

EXHIBIT INDEX

Exhibit No.                                Description

2.1
Share Purchase Agreement with Nanchang Best Animal Husbandry Co., Ltd., and each of Nanchang Best’s shareholders is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated November 6, 2006.

2.2
Share Purchase Agreement with Shanghai Best Animal Husbandry Co., Ltd., and each of Shanghai Best’s shareholders is incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated November 6, 2006.

3.1	Articles of Incorporation, is incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the SEC on July 18, 2005.

3.2	Amended and Restated Bylaws, is incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K dated May 15, 2007.

3.3
Articles of Merger dated November 14, 2006 pursuant to which AgFeed Industries, Inc. was merged into Wallace Mountain Resources Corp. and the name of the surviving entity was changed to AgFeed Industries, Inc., is incorporated herein by reference to Exhibit 3.3 to our original Registration Statement on Form SB-2 filed with the SEC on June 28, 2007.

4.1	Specimen common stock certificate, incorporated herein by reference to Exhibit 4 to our Annual Report on Form 10-KSB for the year ended December 31, 2006.

4.2
Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in April 2007, is incorporated herein by reference to Exhibit 4.2 to our Amended Registration Statement on Form SB-2 filed with the SEC on August 17, 2007.

4.3	Form of Registration Rights Agreements dated February 2007, is incorporated herein by reference to Exhibit 4.3 to our Amended Registration Statement on Form SB-2 filed with the SEC on August 17, 2007.

4.4
Form of Common Stock Purchase Warrant forming part of units sold and also issued as compensation to selected dealers in our June 2007 private placement offering, is incorporated herein by reference to Exhibit 4.4 to our original Registration Statement on Form SB-2 filed with the SEC on June 28, 2007.

4.5
Registration Rights Agreement dated as of June 22, 2007 by and between AgFeed and Apollo Asia Opportunity Master Fund, L.P., is incorporated herein by reference to Exhibit 4.5 to our original Registration Statement on Form SB-2 filed with the SEC on June 28, 2007.

10.1
Share Purchase Agreement dated October 31, 2006 among AgFeed, Nanchang Best Animal Husbandry Co., Ltd. and the shareholders of Nanchang Best Animal Husbandry Co., Ltd., is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated November 6, 2006.

10.2
Share Purchase Agreement dated October 31, 2006 among AgFeed, Shanghai Best Animal Husbandry Co., Ltd. and the shareholders of Shanghai Best Animal Husbandry Co., Ltd., is incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated November 6, 2006.

10.3
Share Purchase Agreement dated December 20, 2006 among AgFeed, Guangxi Huijie Sci. & Tech. Feed Co., Ltd. and the shareholders of Guangxi Huijie Sci. & Tech. Feed Co., Ltd., is incorporated herein by reference to Exhibit 10.1 of our Current Report on From 8-K dated December 20, 2006.

10.4
Promissory Note of AgFeed payable to order of Sunrise Capital International, Inc. in the amount of 8,600,000 RMB is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 26, 2006.

10.5
Form of Subscription Package for private placement offering that had final closing on April 29, 2007, is incorporated herein by reference to Exhibit 10.5 to our Amended Registration Statement on Form SB-2 filed with the SEC on August 17, 2007.

10.6
Subscription Agreement by and between AgFeed and Apollo Asia Opportunity Master Fund, L.P. dated June 22, 2007, is incorporated herein by reference to Exhibit 10.6 to our Amended Registration Statement on Form SB-2 filed with the SEC on August 17, 2007.

10.7
Stock Purchase Agreement as of November 6, 2007 by and among AgFeed, Lushan Breeder Pig Farm Co., Ltd. and Huaping Yang and Hongyun Luo, being the holders of ninety percent of the issued and outstanding shares of Lushan Breeder Pig Farm Co., Ltd. , is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 9, 2007.

10.8
Securities Purchase Agreement, dated February 25, 2008, by and among Agfeed and the certain investors listed on the Schedule of Buyers to such Securities Purchase Agreement, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 28, 2008.

10.9	Form of Registration Rights Agreement dated February 2008, is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 28, 2008.

10.10	Form of Senior Convertible Note dated February 2008, is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 28, 2008.

10.11	Form of Warrant dated February 2008, is incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 28, 2008.

10.12
Equity Securities Purchase Agreement, dated February 25, 2008, by and among Agfeed and the certain investors listed on the Axhibit A to such Equity Securities Purchase Agreement, is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 28, 2008.

21	List of Subsidiaries

23	Consent of Goldman Parks Kurland Mohidin, LLP, independent registered public accounting firm.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.