Form 10-K/A
period 2007-12-31
Agfeed Industries, Inc
filed 2008-04-16
CIK 1331427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

1095 Qing Lan Avenue
Economic and Technical Development Zone
Nanchang City, Jiangxi Province
China, 330013
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

AgFeed, through its subsidiary Nanchang Best, also leases a feed manufacturing facility at No. 4 Chuangye Street, East New Area, in the city of Taian, Shandong Province.  The facility consists of four buildings, one each for manufacturing, offices, warehouse and dormitory facilities. Nanchang Best has been granted the right to use the land in Shandong by the Shandong Provisional Government through July 2052.

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

Cost of Goods Sold.  We experienced an approximate 46% and 35% increase in the unit cost of goods sold for blended feed and premix products, respectively, during the twelve month period ended December 31, 2007 compared to the same period in 2006.  In order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized formulations of our products.  In any given month, the cost of the various additives used fluctuates, which can result in temporary increases in unit cost of goods sold. We experienced an increase in the costs of corn and soybean meal of approximately 12 and 20%, respectively over their levels during the year ended December 31, 2007.  These additives constitute approximately 70% of our raw material costs.  These increased costs offset our increases in revenues.  Even though this may have an adverse effect on our short term profits, we take the long-term view that this practice results in increased customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits.  In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

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

Item 8.  Financial Statements and Supplementary Data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 based on the material weakness described below.

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

To date, we have spent approximately US$100,000 in connection with the remediation of our material weakness.  We expect to spend an additional US$200,000 on remediation plans to achieve our goal for 2008.

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

Changes in Internal Control Over Financial Reporting

AgFeed was, until late 2006 when it merged with and into Wallace Mountain Resources Corp., an operating business existing in and subject to, the laws of the People's Republic of China.  As a Chinese company, we developed minimal ICFR for the operation of our businesses.  As a result of the merger, AgFeed became subject to US GAAP financial reporting standards, and the rules and regulations of the SEC with respect to the development of internal controls over financial reporting.  We have undertaken, with the assistance of an outside consultant, to identify and remediate the material weakness set forth above. Accordingly, as a result of the merger and the existing material weakness discussed above, certain of AgFeed's ICFR during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our ICFR have changed. Our management has initiated the steps outlined above under “Remediation of Material Weakness.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Amended Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2008.

AgFeed Industries Inc.

By: /s/ Junhong Xiong______________
Junhong Xiong
Chief Executive Officer, President,
and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report has been signed below by the following persons on behalf of AgFeed and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junhong Xiong	Director, President, Chief Executive Officer and Vice Chairman	April 16, 2008
Junhong Xiong

/s/ Liangfan Yan	Chief Financial Officer and Chief Accounting Officer	April 16, 2008
Liangfan Yan

/s/ Songyan Li	Chairman of the Board and Director	April 16, 2008
Songyan Li

*	Director	April 16, 2008
Lixiang Zhang

*	Director	April 16, 2008
Fredric W. Rittereiser

*	Director	April 16, 2008
Arnold Staloff

* By: /s/ Songyan Li
Songyan Li Attorney-in-fact

EXHIBIT INDEX

Exhibit No.                                Description

23	Consent of Goldman Parks Kurland Mohidin, LLP

24	Power of Attorney (previously filed)