Form 10-Q
period 2008-03-31
Agfeed Industries, Inc
filed 2008-05-15
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

001-33674
(Commission file number)

AGFEED INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2597168
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1095 Qing Lan Avenue
Economic and Technical Development Zone
Nan Chang City, Jiangxi Provence
China, 330013
(Address of principal executive offices)

011-86-0791-2189878
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
Yes ☒                     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                                                                     Accelerated filer ☐
Non-accelerated filer    ☐                                                                   Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☒

As of May 12, 2008 there were 32,434,304 shares of common stock were outstanding.

AGFEED INDUSTRIES, INC.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$36,924,135	$7,696,209
Accounts receivable, net of allowance for doubtful accounts
of $222,879 and $191,497	8,073,297	6,107,491
Advances to suppliers	151,175	442,851
Other receivable	1,213,871	459,034
Inventory	6,475,186	2,728,160
Prepaid expense	157,758	644,183
Debt issue costs	1,661,845	-

Total current assets	54,657,267	18,077,928

PROPERTY AND EQUIPMENT, net	6,537,575	3,930,715
CONSTRUCTION-IN-PROCESS	1,039,692	221,819
INTANGIBLE ASSETS	4,117,589	839,802

TOTAL ASSETS	$66,352,123	$23,070,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,601,268	$1,458,010
Other payables	1,369,598	705,150
Unearned revenue	48,916	99,848
Accrued expenses	222,951	18,223
Accrued payroll	134,573	168,560
Short term loans	1,155,165	1,110,413
Advance from related party	287,055	-
Tax and welfare payable	104,479	9,534
Interest payable	125,409	-

Total current liabilities	6,049,414	3,569,738

CONVERTIBLE NOTES, net of debt discount of $3,910,874 and $0	15,089,126	-

TOTAL LIABILITIES	21,138,540	3,569,738

MINORITY INTEREST	1,158,704	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
29,558,091 and 27,026,756 shares issued and outstanding	29,558	27,027
Additional paid-in capital	32,714,919	10,094,095
Other comprehensive income	1,792,608	780,907
Statutory reserve	811,785	752,225
Retained earnings	8,706,009	7,846,272

Total stockholders' equity	44,054,879	19,500,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,352,123	$23,070,264

 The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Month Periods Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Net Revenue	$12,147,084	$4,978,295

Cost of Revenue	8,714,123	3,435,089

Gross profit	3,432,961	1,543,206

Operating expenses
Selling expenses	753,622	343,391
General and administrative expenses	954,221	221,924
Total operating expenses	1,707,843	565,315

Income from operations	1,725,118	977,891

Non-operating income (expense):
Other income (expense)	(14,571)	9,070
Interest income	50,175	10,167
Interest and financing costs	(326,642)	(42,649)
Foreign currency transaction loss	(224,473)

Total non-operating income (expense)	(515,511)	(23,412)

Income before minority interest and provision for income taxes	1,209,607	954,479

Minority Interest in Subsidiaries	(194,047)	-

Income before provision for income taxes	1,015,560	954,479

Provision for income taxes	96,263	175,298

Net income	$919,297	$779,181

Other comprehensive income
Foreign currency translation gain	1,011,701	50,906

Comprehensive Income	$1,930,998	$830,087

Weighted average shares outstanding :
Basic	27,802,640	24,344,447
Diluted	28,046,455	24,344,447

Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Periods Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$919,297	$779,181
Adjustments to reconcile net income to net cash
provided in operating activities:
Depreciation	185,753	39,845
Amortization	12,598	46,360
Loss on disposal of assets	16,774	-
Stock based compensation	16,108	-
Amortization of debt issuance costs	54,821	-
Amortization of discount on convertible debt	129,011	-
Gain attributed to minority interest in subsidiaries	194,047	-
(Increase) / decrease in assets:
Accounts receivable	(2,082,250)	(1,626,525)
Other receivable	(641,521)	124,790
Inventory	(3,077,865)	(143,070)
Advances to suppliers	304,242	(165,678)
Prepaid expense	490,590	(150,247)
Other assets	-	535
Increase / (decrease) in current liabilities:
Accounts payable	1,482,467	519,177
Unearned revenue	(54,019)	(31,388)
Other payables	539,211	(12,995)
Accrued expenses	177,017	(44,618)
Accrued payroll	(40,086)	(13,371)
Tax and welfare payable	92,948	128,147
Due to related party	287,055	-
Interest payable	125,409	-

Net cash used in operating activities	(868,393)	(549,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(635,952)	(24,125)
Acquisition of intangible assets	(70,654)	-
Cash paid for purchase of subsidiary	(5,290,747)	-

Net cash used in investing activities	(5,997,353)	(24,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	(753,521)
Advance to related parties	-	930,623
Proceeds from the sale of common stock	22,000,032	3,000,000
Offering costs	(3,432,670)	(276,335)
Payment on note payable	-	(1,102,004)
Collection on subscription receivable	-	226,083
Proceeds from the issuance of convertible notes	19,000,000	-
Issuance costs for convertible notes	(1,716,666)	-

Net cash provided by financing activities	35,850,696	2,024,846

Effect of exchange rate changes on cash and cash equivalents	242,976	17,925

NET INCREASE IN CASH & CASH EQUIVALENTS	29,227,926	1,468,789

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,696,209	1,204,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$36,924,135	$2,672,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$51,223	$42,649
Income taxes paid	$-	$

 The accompanying notes are an integral part of these consolidated financial statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by AgFeed Industries, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Wannian Xiandai Animal Husbandry Limited Liability Co. (“Wannian”), a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 3, 2008, among the Company and Wannian, the selling party.  The aggregate purchase price was 12,250,000 RMB, equivalent to $1,666,667.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) per year in exchange for use of the facilities.

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Jiangxi Huyun Livestock Co., Ltd. (“Huyun”), a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 3, 2008, among the Company and Huyun, Ltd., the selling party.  The aggregate purchase price was 6,482,000 RMB, equivalent to $881,905.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) for the first year and 450,000 RMB (approximately $61,225) for every 10,000 hogs sold beginning in the second year and thereafter in exchange for use of the facilities.

On January 4, 2008, the Company acquired 60% of the issued and outstanding capital stock of Ganzhou Green Animal Husbandry Development Co., Ltd. (“Ganzhou”), a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 4, 2008, among the Company and Ganzhou, the selling party.  The aggregate purchase price was 6,480,000 RMB, equivalent to $881,632.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 700,000 RMB (approximately $97,000) per year in exchange for use of the facilities.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 7, 2008, the Company acquired all of the hogs and stock of Gang Feng Animal Husbandry Co., Ltd. (“Gang Feng”), a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 7, 2008, among the Company and Gang Feng, the selling party.  The aggregate purchase price was 4,820,000 RMB, equivalent to $655,782.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 6.5-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 450,000 RMB (approximately $61,225) per year in exchange for use of the facilities.

On January 9, 2008, the Company acquired 55% of the issued and outstanding capital stock of Yichun Tianpeng Domestic Livestock Farm, Ltd. (“Yichun”), a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 9, 2008, among the Company and Yichun, the selling party.  The aggregate purchase price was 8,855,000 RMB, equivalent to $1,204,762.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 800,000 RMB (approximately $108,844) per year in exchange for use of the facilities.

On March 19, 2008, Jiangxi Best Swine Development Co. (“Jiangxi Best”), a wholly owned subsidiary of the Company, was incorporated with registered capital of $6,000,000 with paid in capital from Agfeed Industries, Inc. of $3,500,000.

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market as well as raising, breeding and sale of pigs. The Company operates production plants in Nanchang City, Shanghai City and Nanning City and has swine farms located in Town of HuaLin, Town of Peimei, Town of Huyun, Town of Hengshui, Ganzhou City and Yichun City.  The Company sells to distributors and large-scale swine farms.

Stock Splits

On November 17, 2006, the Company declared a stock dividend of two additional shares of common stock for each share of common stock outstanding (effectively a three for one stock split). All share information for common shares has been retroactively restated for this stock split.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc. and its 100% wholly-owned subsidiaries Nanchang Best, Shanghai Best, Guangxi Huijie, and Jiangxi Best and Nanchang Best’s partially and wholly owned subsidiaries, Lushan (90%), Wannian (70%), Huyun (70%), Ganzhou (60%), Gang Feng (100%) and Yichun (55%)    All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2008, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2008 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful debts amounted to$ 222,879 and $191,497 at March 31, 2008 and December 31, 2007, respectively.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its materials. The advances to suppliers are interest free and unsecured. At March 31, 2008 and December 31, 2007, the Company had advances to suppliers in the amount of $151,175 and $442,851, respectively.

Inventories

Inventory is stated at the lower of cost, as determined by weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years
Swine for reproduction	3.5 years

The following are the details of the property and equipment at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Office equipment	$129,095	$100,072
Operating equipment	583,200	547,560
Vehicles	304,988	271,652
Buildings	2,019,002	1,568,816
Swines for reproduction	4,199,550	1,940,784
Total	7,235,835	4,428,884

Less accumulated depreciation	(698,260)	(498,169)

	$6,537,575	$3,930,715

Depreciation expense for the three months ended March 31, 2008 and 2007 was $185,753 and $39,845, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of the right to use land and computer software. Net intangible assets at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Right to use land	$613,247	$589,489
Customer list	285,226	274,176
Computer software	79,309
Intangible related to hog farm acquisitions	3,184,877	15,366
Total	4,162,659	879,031

Less Accumulated amortization	(45,070)	(39,229)

Intangibles, net	$4,117,589	$839,802

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

Sales returns and rebates included in the Company's revenues were $41,067 and $2,635 for the three month periods ended March 31, 2008 and 2007, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2008 and 2007, were $15,247 and $343, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 67,000 options outstanding at March 31, 2008.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $1,792,608 and $780,907 at March 31, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,011,701 and $50,906, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or dilutive securities outstanding during the three months ended March 31, 2007 and during the three months ended March 31, 2008, there were 67,000 options outstanding and 804,287 warrants outstanding.  For the three months ended March 31, 2008, the Company’s average stock price was greater than some of the exercise prices which resulted in additional common stock equivalents of 243,815.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	27,082,640	$0.03	23,344,447	$0.03
Effect of dilutive instruments	243,815	-	-	-
Diluted earnings per share	28,046,455	$0.03	23,344,447	$0.03

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

Minority Interest

In January 2008, the Company purchased interest in five hog farms ranging from 55% to 100%.  As a result of these purchases, the Company recognized initial minority interest on its consolidated balance sheet in the amount of $1,158,704. The income (loss) attributed to minority interest has been separately designated in the accompanying statement of operations.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has four reportable segments (See Note 12).

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 – Short Term Loans

Short term loans at March 31, 2008 and December 31, 2007 are follows:

	March 31, 2008	December 31, 2007
Short-term bank loan; interest rate of 7.884% and 7.02% payable monthly. The term of the loan is from May 28, 2007 to May 27, 2008 and May 18, 2006 to May 17, 2007. This loan is collateralized by the Company’s office building, workshop, employee dorms and use right of land	$855,678	$822,528
Short-term bank loan; interest rate of 6.57% and 6.12%. The term of the loan is from May 25, 2007 to May 24, 2008 and December 5, 2006 to December 4, 2007. This loan is collateralized by the Company’s right to use land, machinery and equipment.	299,487	287,885
	$1,155,165	$1,110,413

Note 4 – Convertible Notes

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch (the “Investors”) in connection with a private placement transaction providing for, among other things, the issuance of senior convertible notes for aggregate gross proceeds of $19 million (the “Notes”)and warrants to purchase up to an aggregate of 380,000 shares (the “Warrants”) of the Company’s $0.001 par value per share common stock.  The notes mature on the third anniversary of the issuance date, bear interest at 7% per annum and are convertible into shares of the Company’s common stock at an initial conversion price of $10.00 per share.  The conversion price is subject to a “weighted average ratchet” anti-dilution adjustment. The conversion price is also subject to adjustment on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

In connection with the issuance of the Notes and the Warrants issued to the Investor on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is being amortized over the life of the Notes.  For

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the three months ended March 31, 2008, the Company amortized 54,821 of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three months ended March 31, 2008, the Company amortized $129,011of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations

Note 5 – Stockholders’ Equity

In February 2008, the Company entered into a Securities Purchase Agreement with Focus Trading Investments Limited, Advantage Consultants Limited, and CD Capital Investments, Ltd.  In connection with a registered direct offering of securities providing for the issuance of 2,444,448 shares of the Company’s common stock at price of $9.00 per share for aggregate gross proceeds of $22,000,032.  The Company paid commissions and expenses associated with this offering of $3,432,670.

The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on February 26, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-144386) which was declared effective by the Commission on January 11, 2008.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2008 the Company issued 86,887 shares upon the cashless exercise of 187,500 warrants.

Note 6 - Employee Welfare Plan

The Company had its own employee welfare plan in accordance with Chinese law and regulations before all three subsidiaries in China became Sino-foreign joint ventures. The Company made annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $38,028 and $4,412 for the three months ended March 31, 2008 and 2007, respectively. In accordance with Chinese law, a Sino-foreign joint venture is not required to accrue welfare payable in advance. All three subsidiaries have stopped accruing such payable since each changed into a Sino-foreign company. Instead, welfare expense is recorded as incurred.

Note 7 - Statutory Common Welfare Fund

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

The Company has appropriated $59,560 and $86,991 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2008 and 2007, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2007	42,000	$7.00		-
Granted	25,000	$9.31
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2008	67,000	$7.86	4.56	$368,100
Exercisable, March 31, 2007

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.5%
Expected life of the options	4 years
Expected volatility	72%
Expected dividend yield	0%

Warrants

The following is a summary of the warrant activity:

Outstanding, December 31, 2007	611,787
Granted	380,000
Forfeited	-
Exercised	(187,500)
Outstanding, March 31, 2007	804,287

Note 9 - Related Party Transactions

Due to related parties and due from related parties represent amounts payable and receivable from related arising from purchases and sales transactions.

Advances to and from related parties and shareholders are non interest bearing and are payable or receivable on demand.

Sales to related parties amounted to $0 and $77,054 for the three months ended March 31, 2008 and 2007, respectively.

Purchases from related parties amounted to $0 and $9,284 for the three months ended March 31, 2008 and 2007, respectively.

Advance from related parties and shareholders amounted to $287,055 as of March 31, 2008.

The parties are related through one common shareholder who is a majority shareholder in all the related entities.

Note 10 - Taxes

Local PRC Income Tax

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

If the Company’s subsidiary had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the three months ended March 31, 2008 would have been approximately $373,000 and earnings per share would have been reduced by approximately $0.01 per share.

Note 11 – Acquisitions

Purchase of Hog Farms

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Wannian Xiandai Animal Husbandry Limited Liability Co., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 3, 2008, among the Company and Wannian Xiandai Animal Husbandry Limited Liability Co., the selling party.  The aggregate purchase price was 12,250,000 RMB, equivalent to $1,666,666.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) per year in exchange for use of the facilities.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$61,225) for every 10,000 hogs sold beginning in the second year and thereafter in exchange for use of the facilities.

On January 4, 2008, the Company acquired 60% of the issued and outstanding capital stock of Ganzhou Green Animal Husbandry Development Co., Ltd., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 4, 2008, among the Company and Ganzhou Green Animal Husbandry Development Co., the selling party.  The aggregate purchase price was 6,480,000 RMB, equivalent to $881,633.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 700,000 RMB (approximately $97,000) per year in exchange for use of the facilities.

On January 7, 2008, the Company acquired 100% of the hogs and stock of Gang Feng Animal Husbandry Co., Ltd., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 7, 2008, among the Company and Gang Feng Animal Husbandry Co., Ltd., the selling party.  The aggregate purchase price was 4,820,000 RMB, equivalent to $655,782.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 6.5-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 450,000 RMB (approximately $61,225) per year in exchange for use of the facilities.

On January 9, 2008, the Company acquired 55% of the issued and outstanding capital stock of Yichun Tianpeng Domestic Livestock Farm, Ltd., a PRC company located in Jiangxi Province.  The acquisition was consummated pursuant to a stock purchase agreement, dated January 9, 2008, among the Company and Yichun Tianpeng Domestic Livestock Farm, Ltd., the selling party.  The aggregate purchase price was 8,855,000 RMB, equivalent to $1,204,761.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 800,000 RMB (approximately $108,844) per year in exchange for use of the facilities.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the fair values of the assets acquired.

	Wannian	Huyun	Ganzhou	Gang Feng	Yichun
Inventory	$388,887	$178,239	$227,799	126,384	354,054
Fixed assets	738,384	449,057	384,561	360,569	554,902
Construction in progress	103,384	35,940	5,927	16,571	37,607
Intangible asset	706,801	382,235	427,263	152,258	577,004
Minority interest	(270,790)	(163,566)	(163,917)	-	(318,806)
Purchase price	$1,666,666	$881,905	$881,633	$655,782	$1,204,761

The intangible asset related to the purchase of the hog farms is a preliminary allocation that is subject to change upon the completion of a formal appraisal.

The following pro forma financial information presents the consolidated operations of the Company as if the Wannian, Huyun, Ganzhou, Gang Feng, and Yichun acquisitions had occurred on January 1, 2007.

For the three months ended March 31, 2007

Net Revenue	$6,605,021
Gross profit	$1,844,651
Income from operations	$1,197,737
Minority Interest in Subsidaries	$73,925
Net income	$918,601
Basic earnings per share	$0.04

Note 12 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in four segments:  Shanghai, Guangxi, Nanchang, and hog farms.

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

The following tables summarize segment information:

	3/31/2008	3/31/2007
Revenues from unrelated entities
Shanghai	$3,503,801	$1,383,925
Guangxi	1,269,478	1,543,893
Nanchang	4,239,022	2,050,477
Hog farms	3,134,783	-
	12,147,084	4,978,295

Intersegment revenues
Shanghai	148,891	-
Guangxi	-	-
Nanchang	441,565	-
Hog farms	4,492	496,987
	594,948	496,987

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Revenues
Shanghai	3,652,692	1,383,925
Guangxi	1,269,478	1,543,893
Nanchang	4,680,587	2,547,464
Hog farms	3,139,275	-
Less Intersegment revenues	(594,948)	(496,987)
	12,147,084	4,978,295

Income from operations
Shanghai	646,689	234,387
Guangxi	188,032	392,022
Nanchang	704,904	420,483
Hog farms	503,648	-
Holding Company	(318,155)	(69,001)
	1,725,118	977,891

Interest income
Shanghai	730	214
Guangxi	1,038	164
Nanchang	13,286	938
Hog farms	617	-
Holding Company	34,504	8,851
	50,175	10,167

Interest and financing costs
Shanghai	-	-
Guangxi	4,835	1,885
Nanchang	12,566	10,184
Hog farms	-	-
Holding Company	309,241	30,580
	326,642	42,649

Income tax expense
Shanghai	-	78,736
Guangxi	52,925	96,562
Nanchang	43,338	-
Hog farms	-	-
	96,263	175,298

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Income
Shanghai	650,968	159,856
Guangxi	130,929	293,739
Nanchang	436,818	416,316
Hog farms	294,703	-
Holding Company	(594,121)	(90,730)
	919,297	779,181

Provision for depreciation
Shanghai	21,373	8,696
Guangxi	12,991	8,660
Nanchang	6,216	22,489
Hog farms	145,173	-
	185,753	39,845

Total Assets
Shanghai	4,234,297
Guangxi	17,953,310
Nanchang	24,603,149
Hog farms	17,494,108
Holding Company	2,067,259
	66,352,123

Note 13 - Subsequent Event

Sale of Common Stock

On April 16, 2008, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with two institutional investors (collectively, the “Investors”) in connection with a registered direct offering of securities providing for the issuance of 625,000 shares of the Company’s Common Stock at price of $16.00 per share for aggregate gross proceeds of $10,000,000.

The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on April 21, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-144386) which was declared effective by the Commission on January 11, 2008.

The closing under the Securities Purchase Agreement took place on April 21, 2008. The placement agent for this transaction was Rodman & Renshaw, LLC, which received a fee of six percent (6%) of the gross proceeds, or $600,000.

The Securities Purchase Agreement contains representations, warranties, and covenants of the Company and the Investors which are typical for transactions of this type.

On April 22, 2008, the Company entered into Securities Purchase Agreements (collectively, the “Securities Purchase Agreements”) with a group of 14 institutional investors (collectively, the “Investors”) in connection with a registered direct offering of securities providing for the issuance of 1,322,836 shares of the Company’s Common Stock at price of $19.05 per share for aggregate gross proceeds of $25,200,026.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on April 24, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-148386) which was declared effective by the Commission on January 11, 2008.

The closing under the Securities Purchase Agreements took place on April 24, 2008. The placement agent for the sale of 797,901 shares of Common Stock at an aggregate purchase price of $15,200,014.05 was Rodman & Renshaw, LLC, which received a fee of $638,400.59 (4.2% of the gross proceeds). Additionally, the Company paid a finders fee of $350,000 to Advantage Consultants Limited in connection with the offering.

The Securities Purchase Agreements contain representations, warranties, and covenants of the Company and the Investors which are typical for transactions of this type.

Purchase of Hog Farms

On April 30, 2008, the Company, through its operating subsidiaries Nanchang Best, Guangxi Huijie and Best Swine, completed the acquisition of 16 commercial producing hog farms in several southern provinces of the PRC. Fujian Jianhua Hog Farm and Fujian Fengxiang Agribusiness Co., Ltd. were acquired by Jiangxi Best, each of the hog farms located in Guangxi and Hainan Provinces were acquired by Guangxi Huijie, and the remaining hog farms were acquired by Nanchang Best.

The negotiated purchase price paid for these hog farms ranged from approximately US$1.0 million to US$6.1 million, depending on the annual hog production capability and the equity ownership of the acquired hog farms. The United States dollar amounts are based on the exchange rate on April 30, 2008 (USD$1.00 = RMB6.993).

The following is a summary of each individual hog farm acquisition.

Guangxi Nanning Wanghua Hog Farm

Guangxi Huijie acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Nanning Wanghua Hog Farm, located at Jinhu Road, Nanning City, Guangxi Province, PRC, from Fan Xianfang and Wu Yuhua for a purchase price of RMB26,030,000 (USD$3,722,300). Guangxi Nanning Wanghua Hog Farm has annual hog production capability of 36,000 hogs and has estimated sales of approximately 26,000 hogs through the remainder of 2008.

Guangxi Guigang Gangda Hog Farm

Guangxi Huijie acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Guigang Gangda Hog Farm, located at No.9 Xijiang Hog Farm, Guigang City, Guangxi Province, PRC, from Su Zhenxue for a purchase price of RMB14,520,000 (USD$2,076,400). Guangxi Guigang Gangda Hog Farm has annual hog production capability of approximately 12,000 hogs and has estimated sales of approximately 8,400 hogs through the remainder of 2008.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Guangxi Xingye Guihong Hog Farm

Guangxi Huijie acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Xingye Guihong Hog Farm, located at Xicun Village, Kuiyang Town, Xingye County, Yulin City, Guangxi Province, PRC, from Lin Weicai for a purchase price of RMB42,500,000 (USD$6,077,500). Guangxi Xinye Guihong Hog Farm has annual hog production capability of approximately 50,000 hogs and has estimated sales of approximately 35,000 hogs through the remainder of 2008.

Hainan Haikou Meilan Hog Farm

Guangxi Huijie acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Meilan Hog Farm, located at Xianlai Village, Dazhipo Town, Haikou City, Hainan Province, PRC, from Zeng Niangou for a purchase price of RMB14,700,000 (USD$2,102,100). Hainan Haikou Meilan Hog Farm has annual hog production capability of approximately 21,500 hogs and has estimated sales of approximately 15,000 hogs through the remainder of 2008.

Hainan Haikou Wohao Hog Farm

Guangxi Huijie acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Wohao Hog Farm, located at Fuan Village, Shishan Town, Xiuying District, Haikou City, Hainan Province, PRC, from Wang Ruiying and Xu Dongqiong for a purchase price of RMB15,200,000 (USD$2,173,600). Hainan Haikou Wohao Hog Farm has annual hog production capability of approximately 20,000 hogs and has estimated sales of approximately 14,000 hogs through the remainder of 2008.

Guangxi Guilin Fuzhi Hog Farm

Guangxi Huijie acquired sixty percent (60%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Guilin Fuzhi Hog Farm, located at Sujia Village, Zhalin Town, Yanshan District, Guilin City, Guangxi Province, PRC, from Liu Fuzhi for a purchase price of RMB12,000,000 (USD$1,716,000). Guangxi Guilin Fuzhi Hog Farm has annual hog production capability of approximately 20,000 hogs and has estimated sales of approximately 14,000 hogs through the remainder of 2008.

Guangdong Lianjiang Xinfa Hog Farm

Nanchang Best acquired eighty percent (80%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangdong Lianjiang Xinfa Hog Farm, located at Lianjiang City, Guangdong Province, PRC, from Chen Shou for a purchase price of RMB11,000,000 (USD$1,573,000). Guangdong Lianjiang Xinfa Hog Farm has annual hog production capability of approximately 22,000 hogs and has estimated sales of approximately 16,000 hogs through the remainder of 2008.

Zhejiang Pinghu Yongxin Hog Farm

Nanchang Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Zhejiang Pinghu Yongxin Hog Farm, located at Pinghu City, Zhejiang Province, PRC, from

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nie Yongqing for a purchase price of RMB10,480,000 (USD$1,498,600). Zhejiang Pinghu Yongxin Hog Farm has annual hog production capability of approximately 11,000 hogs and has estimated hog sales of approximately 7,500 hogs through the remainder of 2008.

Shanghai Fengxian Hog Farm

Nanchang Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Fengxian Hog Farm, located at Yuantong Village, Qianqiao Town, Fengxian District, Shanghai City, PRC, from Tu Yaoliang andYang Yongan for a purchase price of RMB35,000,000 (USD$5,005,000). Shanghai Fengxian Hog Farm has annual hog production capability of approximately 32,000 hogs and has estimated sales of approximately 21,500 hogs through the remainder of 2008.

Shanghai Tuanxi Hog Farm

Nanchang Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Tuanxi Hog Farm, located at Tuanxi Village, Datuan Town, Nanjiang District, Shanghai, PRC, from Cheng Longde for a purchase price of RMB7,000,000 (USD$1,001,000). Shanghai Tuanxi Hog Farm has annual hog production capability of approximately 8,500 hogs and has estimated sales of approximately 5,600 hogs through the remainder of 2008.

Shanghai Senrong Hog Farm

Nanchang Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Senrong Hog Farm, located at Wanglong Village, Xinnong Town, Jinshan District,
Shanghai, PRC, from Jin Shunyun, Shen Peitao, Shen Yazhen, Jin Zhigang and Jin Zhixian for a purchase price of RMB30,000,000 (USD$4,290,000). Shanghai Senrong Hog Farm has annual hog production capability of approximately 30,000 hogs and has estimated sales of approximately 20,500 hogs through the remainder of 2008.

Fujian Xiamen Muxin Hog Farm

Nanchang Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Xiamen Muxin Hog Farm, located at Tongan District, Xiamen City, PRC, from Li Mingxing, Chen Shuilu, Zhang Guohua and Wu Xiaoyan for a purchase price of RMB29,320,000 (USD$4,192,800). Fujian Xiamen Muxin Hog Farm has annual hog production capability of approximately 50,000 hogs and has estimated sales of approximately 35,000 hogs through the remainder of 2008.

Xiamen Yuanshengtai Food Co., Ltd.

Nanchang Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Xiamen Yuanshengtai Food Co.,Ltd., a hog farm located at No.55 Binlang Road, Xiamen, Fujian Province, PRC, from Li Mingxing, Wu Xiaoyan and Hong Xiaoling for a purchase price of RMB26,200,000 (USD$3,746,600). Xiamen Yuanshengtai Food Co. has annual hog production capability of approximately 38,000 hogs and has estimated sales of approximately 25,000 hogs through the remainder of 2008.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fujian Jianhua Hog Farm

Jiangxi Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Jianhua Hog Farm, located at Xudun Town, Jian’ou City, Fujian Province, PRC, from Fan Dehe and Pan Shengliang for a purchase price of RMB32,000,000 (USD$4,576,000). Fujian Jianhua Hog Farm has annual hog production capability of approximately 34,000 hogs and has estimated sales of approximately 23,000 hogs through the remainder of 2008.

Fujian Fengxiang Agribusiness Co., Ltd.

Jiangxi Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in Fujian Fengxiang Agribusiness Co., Ltd., a hog farm located at Mawei District, Fuzhou City, Fujian Province, PRC, from Zhu Zuzhong for a purchase price of RMB8,100,000 (USD$1,158,300). Fujian Fengxiang Agribusiness has annual hog production capability of approximately 10,000 hogs and has estimated sales of approximately 7,000 hogs through the remainder of 2008.

Jiangxi Zhiliang Hog Farm

Nanchang Best acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Jiangxi Zhiliang Hog Farm, located at Gancaoqian Village, Dayangzhou, Xingan County, Jiangxi Province, PRC, from Xie Zhiliang, Yang Guoqiang and Zeng Xiaohui for a purchase price of RMB8,000,000 (USD$1,144,000). Jiangxi Zhiliang Hog Farm has annual hog production capability of approximately 10,000 hogs and has estimated sales of approximately of 6,500 hogs through the remainder of 2008.

There were no material relationships between any of the sellers in these transactions and the Company or any of the Company's affiliates, the Company's directors and officers, or any associates of the Company's directors and officers. The hog farms acquired by the Company on April 30, 2008 are not deemed to be "related businesses" as that term is defined in Rule 3-05(a)(3) of Regulation S-X promulgated by the Securities and Exchange Commission.

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

We operate through ten direct and indirect subsidiaries in the PRC.

Nanchang Best located in Jiangxi Province - Nanchang Best is primarily engaged in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China’s domestic animal husbandry markets.  As of November 9, 2007, through the acquisition of Lushan, Nanchang Best is also in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.  Nanchang Best’s hog operations are located in Jiangxi Province and were conducted solely through Lushan until early 2008.  In January 2008, we acquired a majority interest in each of Wannian, Huyun, Ganzhou, Gang Feng and Yichun.  Each of these hog farms is located in Jiangxi Province.  In addition, in April 2008, the Company purchased an additional 16 hog farms located in several southern provinces of the PRC.

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

AgFeed had revenues of $12.1 million for the three months ended March 31, 2008, an increase of 144% over revenues of $5.0 million for the three months ended March 31, 2007.  The increases we experienced in this period were the result of our organic growth at each operating subsidiary.  In addition, the growth reflects the acquisition of Guangxi Huijie in December 2006, Lushan in late 2007 and the hog farms in early 2008.  Since we acquired Nanchang Best and Shanghai Best in October 2006, we have effectively marketed our products through a team-based approach, sharing sales leads and referrals. We also developed the new "Airubao Series" product at Nanchang Best and introduced the product at all three of our subsidiaries.

Since January 2007, we established relationships with approximately 630 independently owned feed production distribution chain stores that sell our products exclusively to complement our existing distribution channels. We will continue to market our products to the operators of large swine farms and large distributors. We will now rely on the franchisees to market and sell our products to the smaller swine farms.  Even though the number of small swine farms in China is declining, we did not want to lose revenues by forgoing sales to this market segment.  We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

In order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized formulations of our products.  In any given month, the cost of the various additives used in these customized formulations fluctuates, often resulting in temporary increases in the unit cost of goods sold.  We believe even though this may have an effect on our short-term profits, we take the long-term view that it increases customer loyalty and builds the AgFeed brand.  The increase in our revenues during the three months ended March 31, 2008 was mostly due to increases in the volume of products sold as a direct result of new products launched and our expansion into new markets. We also continue to aggressively search for acquisition targets in our industry throughout the PRC.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months ended March 31, 2008	Three Months ended March 31, 2007	$ Change	% Change
Revenues	$12,147,084	$4,978,295	$7,168,789	144.0
Cost of Sales	8,714, 123	3,435,089	5,279,034	153.7
Gross Profits	3,432,961	1,543,206	1,889,755	122.5
Selling, General and Administrative Expenses	1,707,843	565,315	1,142,528	202.1
Net Income	919,297	779,181	140,116	18.0

Revenues.  The increase in revenues was due to an increase in the volume of feed products that we sold and the acquisition of the five hog farms.  The increase in feed product sales was a result of expanding our distribution channels by the opening of additional chain stores.  We experienced favorable market conditions which increased the demand for our feed products.  Due to anticipated raising hog prices we have kept our hogs longer than normal which has increased the weight of the hogs that bring a higher sales price.

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

Feed Type	Metric Tons Sold 3 months ended March 31, 2008	Metric Tons Sold 3 months ended March 31, 2007	Difference	% change
Premix	807	441	366	82%
Additive pre-mix	71	65	(6)	(9.93%)
Piglet blending	421	339	82	24.2%
Other	-	-	-	-
Total	12,99	845	454	53.7%

The average sale price/MT during the three months ended March 31, 2008 and March 31, 2007 of each of our product classes is set forth below.

Feed Type	Average Price/MT 3 Months Ended March 31, 2008	Average Price/MT 3 Months Ended March 31, 2007	Difference	% change
Premix	5,740	4,750	980	21
Piglet blending	5,890	5,360	520	10
Additive pre-mix	5,800	5,110	690	13

The average sale price/MT was calculated in U.S. Dollars using a conversion factor of 7.18 RMB to $1.00 USD.  The average price for each product category was calculated by multiplying the prices charged in each product category at each operating subsidiary by a weighted average of revenues generated in each product category at each operating subsidiary as compared to total revenues generated by that product by all operating subsidiaries for the period.  The Airubao Series is included in the calculations for blended feed.

Cost of Goods Sold. We experienced approximately 6.4% and 37.8% increases in the unit cost of goods sold for blended feed and premix products, respectively, during the three month period ended March 31, 2008 compared to the same period in 2007.  In order to provide excellent customer service and differentiate ourselves from our competition, at our customer’s request, we supply customized formulations of our products.  In any given period, the cost of the various additives used as raw materials in our products fluctuates, which can result in increases in unit cost of goods sold.  During the three month period ended March 31, 2008, the costs of corn and soybean meal increased approximately 15% and 10%, respectively.  These additives constitute approximately 70% of our raw material costs.  These increased costs offset our increases in revenues.  Even though this may have an adverse effect on our short term profits, we take the long term view that this practice results in customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits.  In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Gross Profit.  Gross margins decreased to 28.3% from 31.0% during the three months ended March 31, 2008 as compared to the same period last year.  The decrease in gross margin can be attributed to several factors: (i) the cost of introducing the Airubao Series; (ii) we experienced an approximate 6.4% increase in the unit cost of goods sold of blended feed during the three months ended March 31, 2008 compared to the same period in 2007; and (iii) the unit cost of goods sold for premix products increased approximately 37.8% during the three months ended March 31, 2008 compared to the same period in 2007.

Selling, General and Administrative Expenses.  We incurred legal and audit expense in the three month period ended March 31, 2008 of approximately $302,047 associated with being a publicly traded United States reporting company that we did not incur during the same period in 2007.  The increase in our selling, general and administrative expense also reflects the addition of our new subsidiaries, which had approximately $442,450 general and administrative expenses during the three months ended March 31, 2008.  General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  Selling expenses for the period increased by 6.20% due to the 22% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our new subsidiaries, which had approximately $209,409 of selling expenses during the three months ended March 31, 2008.  We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Net Income.  Our decrease in net income was due to the net loss from operations for the new subsidiaries.

Due to continual appreciation in RMB against the US dollar, we incurred a loss on foreign translation of $224,473 during the first quarter in 2008, as we could not timely convert USD deposits into RMB as a result of bank policies.

In addition, our Nanchang Best subsidiary became a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006. Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008 and then will pay a reduced rate of 15% for the next three years.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Recent financing

On April 16, 2008, we entered into a Securities Purchase Agreement with institutional investors in connection with a registered direct offering of securities providing for the issuance of 625,000 shares of our common stock at price of $16.00 per share for aggregate gross proceeds of $10,000,000.

On April 22, 2008, we entered into Securities Purchase Agreements with institutional investors in connection with a registered direct offering of securities providing for the issuance of 1,322,836 shares of the Company’s Common Stock at price of $19.05 per share for aggregate gross proceeds of $25,200,026.

At March 31, 2008, we had $36,924,135 cash and cash equivalents on hand.

During the three month period ending March 31, 2008, we completed our $41,000,000 financing.  We received aggregate gross proceeds of $22,000,032 through the sale of 2,444,448 shares of common stock at $10 per share.  We received aggregate proceeds of $19,000,000 through the issuance of three year convertible notes bearing interest at 7% per annum and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants which are exercisable immediately and have a $10 strike price.  We paid $3,432,670 related to the sell of shares and $1,716,666 related to the issuance of the convertible notes.

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

GuangxiGuangxiOn June 22, 2007, we completed a second private placement offering pursuant to which we sold 750,000 units at an offering price of $4.00 per unit for gross proceeds of $3,000,000.  Each unit sold consisted of one share of common stock and one warrant to purchase 25 percent of one share of common stock.  Accordingly, we issued 750,000 shares of our common stock and warrants to purchase 187,500 shares of our common stock to the one accredited investor that participated in this offering.  In connection with this private placement offering, a fee of eight percent of the securities placed was paid in cash and a number of common stock purchase warrants equal to eight percent of the units placed were paid to a finder.  Accordingly, we paid $240,000 in cash and issued warrants to purchase 60,000 shares of our common stock to the finder.  All stock purchase warrants are exercisable for a period of three years at an exercise price of $5.60 per share.  We received net proceeds from the private placement of $2,760,000, after deduction of costs associated with the financing.

As of March 31, 2008, we had total notes payable of $1,155,165, comprised of two loans. There was one short term bank loan to Nanchang Best of $855,678, with an interest rate of 7.884% per annum payable monthly.  This loan matures on May 27, 2008, and is collateralized by our office building, workshop, employee dorms, and use right of land. There was one short term bank loan to Guangxi Huijie totaling $299,487, with an interest rate of 6.57% per annum payable monthly.  This loan matures on May 24, 2008 and is collateralized by the Company’s right to use land, machinery and equipment.

During the three months ended March 31, 2008, we used $868,393 in our operating activities. This use of cash was primarily due to net income of $919,297, an increase of $641,521 in other receivables, an increase in accounts payable of $1,482,467, and an increase in other payables of $539,211, offset by increases in accounts receivable of $2,082,250 and an increase in inventory of $3,077,865.

We used $5,997,353 in investing activities during the three month period ended March 31, 2008; of which $635,952 was for the acquisition of property and equipment, and $5,290,747 for the acquisition of the five hog farms.

We received $35,850,696 in cash from financing activities.  During the three months ended March 31, 2008, we received $22,000,032 from the sale of our securities and paid $3,432,670. We also received $19,000,000 from the issuance of convertible notes and warrants, of which the Company paid $1,716,666 for the cost of issuing the convertible notes and warrants.

At March 31, 2008, our accounts receivable balance was approximately $8.07 million, which was approximately 66.5% of our net revenues for the three months ended March 31, 2008.  The reason for the large increase in our accounts receivable at March 31, 2008 is that our sales increased due to the expansion of our marketing channels and the introduction of our Airubao product line in the quarter.

Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of new subsidiaries or joint ventures in our industry as opportunities present themselves, as well as general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.  We may seek additional funds from the capital markets as we identify additional acquisition candidates.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments.

The majority of the Company’s revenues and expenses were denominated primarily in RMB, the currency of the PRC.  There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Junhong Xiong, our Chief Executive Officer and Liangfan Yan, our Chief Financial Officer.  Based upon that evaluation, Mr. Xiong and Mr. Yan concluded that our disclosure controls and procedures are effective.

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

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgFeed Industries, Inc.

May 15, 2008	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

May 15, 2008	By:	/s/ Liangfan Yan
Liangfan Yan Chief Financial Officer (Principal Financial and Accounting Officer)