Form 10-Q/A
period 2008-03-31
Agfeed Industries, Inc
filed 2008-05-22
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Rm. A1001-1002, Tower 16
Hengmao Int'l Center
333 S. Guangchang Rd.
Nanchang, Jiangxi Province
China 330003
(Address of principal executive offices)

011-86-0791-6669099
(Issuer’s telephone number)

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

AGFEED INDUSTRIES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 15, 2008, and is being filed solely to amend Item 2 of Part I, in order to correct a minor editing error and a currency conversion error.

This Amendment contains the complete text of the original report with the corrected information appearing in Item 2 of Part I.

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

Feed Type	Metric Tons Sold 3 months ended March 31, 2008	Metric Tons Sold 3 months ended March 31, 2007	Difference	% change
Premix	8,070	4,410	3,660	82%
Additive pre-mix	710	650	60	9.2%
Piglet blending	4,210	3,390	820	24.2%
Other	-	-	-	-
Total	12,990	8,450	4,540	53.7%

The average sale price/MT during the three months ended March 31, 2008 and March 31, 2007 of each of our product classes is set forth below.

Feed Type	Average Price/MT 3 Months Ended March 31, 2008	Average Price/MT 3 Months Ended March 31, 2007	Difference	% change
Premix	799	662	138	21
Piglet blending	820	747	74	10
Additive pre-mix	808	712	96	14

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

Net Income.   The increase in our net income was due to higher sales as described above, offset by higher costs related to the increase in sales and expansion of our operations and interest expense associated with the $19 million of convertible notes issued during the quarter ended March 31, 2008.

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

AgFeed Industries, Inc.

May 22, 2008	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

May 22, 2008	By:	/s/ Liangfan Yan
Liangfan Yan Chief Financial Officer (Principal Financial and Accounting Officer)