Form 10-Q
period 2008-06-30
Agfeed Industries, Inc
filed 2008-08-11
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

As of August 7, 2008 there were 33,295,406 shares of common stock were outstanding.

AGFEED INDUSTRIES, INC.
Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 (unaudited)
	and December 31, 2007	2

	Consolidated Statements of Income and Other Comprehensive Income
	for the three and six months ended June 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the
	six months ended June 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,267,717	$7,696,209
Accounts receivable, net of allowance for doubtful accounts
of $235,702 and $191,497	8,322,615	6,107,491
Advances to suppliers	1,206,924	442,851
Other receivable	688,185	459,034
Due from former stockholders	320,799	-
Inventory	17,834,531	2,728,160
Prepaid expense	818,299	644,183
Debt issue costs	423,808	-
Other current assets	491,144	-

Total current assets	61,374,022	18,077,928

PROPERTY AND EQUIPMENT, net	17,526,028	3,930,715
CONSTRUCTION-IN-PROGRESS	4,272,102	221,819
INTANGIBLE ASSETS	40,639,331	839,802
OTHER ASSETS	1,629,286	-

TOTAL ASSETS	$125,440,769	$23,070,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,644,225	$1,458,010
Other payables	3,972,003	705,150
Unearned revenue	72,975	99,848
Accrued expenses	438,385	18,223
Accrued payroll	340,877	168,560
Short term loans	-	1,110,413
Tax and welfare payable	135,415	9,534
Interest payable	296,033	-
Acquisitons payable	12,630,425	-

Total current liabilities	21,530,338	3,569,738

CONVERTIBLE NOTES, net of debt discount of $997,362 and $0	4,302,638	-

TOTAL LIABILITIES	25,832,976	3,569,738

MINORITY INTEREST	1,354,069	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
33,143,326 and 27,026,756 shares issued and outstanding	33,143	27,027
Additional paid-in capital	81,212,239	10,094,095
Other comprehensive income	3,569,035	780,907
Statutory reserve	1,601,048	752,225
Retained earnings	11,838,259	7,846,272
Total stockholders' equity	98,253,724	19,500,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,440,769	$23,070,264

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$35,635,327	$6,891,153	$47,782,411	$11,869,448

Cost of Revenue	24,600,502	4,881,227	33,314,625	8,316,316

Gross profit	11,034,825	2,009,926	14,467,786	3,553,132

Operating expenses
Selling expenses	873,580	529,625	1,627,202	873,016
General and administrative expenses	1,389,088	259,777	2,343,309	481,701
Total operating expenses	2,262,668	789,402	3,970,511	1,354,717

Income from operations	8,772,157	1,220,524	10,497,275	2,198,415

Non-operating income (expense):
Other income (expense)	(10,999)	1,652	(25,570)	10,722
Interest income	76,060	44,023	126,235	54,190
Interest and financing costs	(4,312,559)	(20,956)	(4,639,201)	(63,605)
Foreign currency transaction loss	(319,273)	-	(543,746)	-

Total non-operating income (expense)	(4,566,771)	24,719	(5,082,282)	1,307

Income before minority interest and provision for income taxes	4,205,386	1,245,243	5,414,993	2,199,722

Minority Interest in Subsidiaries	(167,047)	-	(361,094)	-

Income before provision for income taxes	4,038,339	1,245,243	5,053,899	2,199,722

Provision (benefit) for income taxes	116,826	(215,759)	213,089	(40,461)

Net income	$3,921,513	$1,461,002	$4,840,810	$2,240,183

Other comprehensive income
Foreign currency translation gain	1,776,427	92,277	2,788,128	143,183

Comprehensive Income	$5,697,940	$1,553,279	$7,628,938	$2,383,366

Weighted average shares outstanding :
Basic	32,054,366	25,935,813	29,928,503	25,144,526
Diluted	32,404,339	25,959,272	30,233,681	25,144,526

Earnings per share:
Basic	$0.12	$0.06	$0.16	$0.09
Diluted	$0.12	$0.06	$0.16	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,840,810	$2,240,183
Adjustments to reconcile net income to net cash
provided in (used in) operating activities:
Depreciation	548,435	77,897
Amortization	26,297	48,981
Loss on disposal of assets	16,774	-
Stock based compensation	30,882	-
Amortization of debt issuance costs	1,292,858	-
Amortization of discount on convertible debt	3,042,523	-
Gain attributed to minority interest in subsidiaries	361,094	-
(Increase) / decrease in assets:
Accounts receivable	(1,181,173)	(3,412,186)
Other receivable	(261,770)	(53,432)
Inventory	(6,734,125)	(118,418)
Due from related party	-	100,703
Due from former stockholders	(320,799)	-
Advances to suppliers	(716,690)	(40,399)
Prepaid expense	(152,899)	(86,241)
Other assets	(1,714,363)	(666,903)
Increase / (decrease) in current liabilities:
Accounts payable	1,752,653	476,037
Other payables	2,754,802	(29,166)
Unearned revenue	(32,436)	(24,259)
Accrued expenses	385,186	101,000
Accrued payroll	157,328	55,832
Tax and welfare payable	122,047	(59,307)
Interest payable	296,033	-

Net cash provided by (used in) operating activities	4,513,467	(1,389,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,097,732)	(52,656)
Acquisition of intangible assets	(71,646)	-
Cash paid for purchase of hog farms, net	(47,798,825)	-

Net cash used in investing activities	(50,968,203)	(52,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to shareholders	-	(746,645)
Proceeds from loans	-	1,086,646
Proceeds from the sale of common stock	57,200,058	9,830,259
Offering costs	(5,908,325)	(822,756)
Proceeds from exercise of warrants	2,061,760	-
Payment on note payable	(1,110,413)	(1,102,004)
Collection of subscription receivable	-	226,083
Collection from related parties	-	935,859
Proceeds from the issuance of convertible notes	19,000,000	-
Issuance costs for convertible notes	(1,716,666)	-

Net cash provided by financing activities	69,526,414	9,407,442

Effect of exchange rate changes on cash and cash equivalents	499,830	30,779

NET INCREASE IN CASH & CASH EQUIVALENTS	23,571,508	7,995,887

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,696,209	1,204,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$31,267,717	$9,199,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$40,696	$33,602
Income taxes paid	$90,878	$53,982

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

In 2008, the Company has purchased an additional 24 hog farms and one feed company. The Company’s ownership interest in these hog farms range from 55% to 100%.

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market as well as raising, breeding and sale of pigs. The Company operates production plants in Nanchang City, Shanghai City, Nanning City and Haikou City and has swine farms located in the southern provinces of China. The Company sells to distributors and large-scale swine farms.

Stock Splits

On November 17, 2006, the Company declared a stock dividend of two additional shares of common stock for each share of common stock outstanding (effectively a three for one stock split). All share information for common shares has been retroactively restated for this stock split.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc. and its wholly-owned and majority-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Foreign Currency Translation

The accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2008 presentation.

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

Inventories

Inventory is stated at the lower of cost, as determined by weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Costs of raised animals include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance through the balance sheet date. Purchased hogs are carried at purchase cost plus costs of maintenance through the balance sheet date.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years
Swine for reproduction	3.5 years

The following are the details of the property and equipment at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Office equipment	$292,414	$100,072
Operating equipment	1,550,460	547,560
Vehicles	486,394	271,652
Buildings	5,042,292	1,568,816
Swines for reproduction	11,238,401	1,940,784
Total	18,609,961	4,428,884

Less accumulated depreciation	(1,083,933)	(498,169)

	$17,526,028	$3,930,715

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was $362,682 and $548,435 and $38,052 and $77,897, respectively.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Intangible Assets

Intangible assets consist of the right to use land and computer software. Net intangible assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Right to use land	$759,332	$589,489
Customer list	291,800	274,176
Computer software	81,137	-
Intangible related to hog farm acquisitions	39,563,961	15,366
Total	40,696,230	879,031

Less Accumulated amortization	(56,899)	(39,229)

Intangibles, net	$40,639,331	$839,802

Per the People's Republic of China's (“PRC”) governmental regulations, the Government owns all land. The Company leases land per real estate contracts with the government of the PRC for fifty years. Accordingly, the right to use land for the Company's feed companies is amortized over a period of 50 years and the computer software is amortized over six years. For hog farms, the Company generally signed land leasing contracts with original owners of the farms.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company is not subject to VAT withholdings.

The Company gives volume rebates to certain customers based on volume achieved. The Company accrues sales rebates based on actual sales volume.

Sales returns and rebates included in the Company's revenues were $338,452 and $103,482 for the six month periods ended June 30, 2008 and 2007, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and six months ended June 30, 2008 and 2007, were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 45,000 options outstanding at June 30, 2008.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the RMB. Translation gains of $3,569,035 and $780,907 at June 30, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three and six months ended June 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,776,427 and $2,788,128, $92,277 and $143,183, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 22,000 options outstanding at June 30, 2007 and at June 30, 2008, there were 45,000 options outstanding and 531,935 warrants outstanding.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007:

Three Months Ended:	June 30, 2008		June 30, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	32,054,366	$0.12	25,935,813	$0.06
Effect of dilutive stock options/warrants	344,167	-	23,459	-
Diluted earnings per share	32,398,533	$0.12	25,959,272	$0.06

Six Months Ended:	June 30, 2008		June 30, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	29,928,503	$0.16	25,144,526	$0.07
Effect of dilutive stock options/warrants	298,627	-	-	-
Diluted earnings per share	30,227,130	$0.16	25,144,526	$0.07

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

Minority Interest

The Company purchased interest in 24 hog farms and one feed company ranging from 55% to 100%. As a result of these purchases, the Company recognized initial minority interest on its consolidated balance sheet in the amount of $917,079. The income (loss) attributed to minority interest has been separately designated in the accompanying statement of operations.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Segment Reporting

SFAS No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has four reportable segments (See Note 12).

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

As of June 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 3 – Short Term Loans

Short term loans at December 31, 2007 are follows:

December 31, 2007
Short-term bank loan; interest rate of 7.884% and 7.02% payable monthly. The term of the loan is from May 28, 2007 to May 27, 2008 and May 18, 2006 to May 17, 2007. This loan was collateralized by the Company’s office building, workshop, employee dorms and use right of land. This loan was repaid on May 28, 2008.	$822,528

Short-term bank loan; interest rate of 6.57% and 6.12%. The term of the loan was from May 25, 2007 to May 24, 2008 and December 5, 2006 to December 4, 2007. This loan was collateralized by the Company’s right to use land, machinery and equipment. This loan was repaid on May 25, 2008.	287,885
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

In connection with the issuance of the Notes and the Warrants issued to the Investor on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is being amortized over the life of the Notes. For the three and six months ended June 30, 2008, the Company amortized $1,238,037 and $1,292,858, respectively of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the Notes since the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three and six months ended June 30, 2008, the Company amortized $2,913,512 and $3,042,523, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the three months ended June 30, 2008, $13,700,000 of the Notes were converted into 1,370,000 shares of common stock.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The closing under the Securities Purchase Agreements took place on April 24, 2008. The placement agent for the sale of 797,901 shares of Common Stock at an aggregate purchase price of $15,200,014.05 was Rodman & Renshaw, LLC, which received a fee of $638,401 (4.2% of the gross proceeds). Additionally, the Company paid a finders fee of $350,000 to Advantage Consultants Limited in connection with the offering.

The Securities Purchase Agreements contain representations, warranties, and covenants of the Company and the Investors which are typical for transactions of this type.

During the six months ended June 30, 2008 the Company issued 91,934 shares upon the cashless exercise of 197,500 warrants. In addition, the Company received proceeds of $2,061,760 upon the exercise of 262,352 warrants.

Note 6 – Employee Welfare Plan

The Company had its own employee welfare plan in accordance with Chinese law and regulations before all six subsidiaries in China became Sino-foreign joint ventures. The Company made annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $(2,856) and $35,172, and $24,664 and $29,076 for the three and six months ended June 30, 2008 and 2007, respectively. In accordance with Chinese law, a Sino-foreign joint venture is not required to accrue welfare payable in advance. All six subsidiaries have stopped accruing such payable since each changed into a Sino-foreign company. Instead, welfare expense is recorded as incurred.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 7 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

The Company has appropriated $789,263 and $848,823, and $90,810 and $177,801 as reserve for the statutory surplus reserve and welfare fund for the three and six months ended June 30, 2008 and 2007, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2007	42,000	$7.00		-
Granted	25,000	$9.31
Forfeited	(22,000)	$5.30
Exercised	-	-
Outstanding, June 30, 2008	45,000	$9.11	4.49	$263,900
Exercisable, June 30, 2008	-

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.5%
Expected life of the options	4 years
Expected volatility	72%
Expected dividend yield	0%

Warrants

The following is a summary of the warrant activity:

Outstanding, December 31, 2007	611,787
Granted	380,000
Forfeited	-
Exercised	(459,852)
Outstanding, June 30, 2008	531,935

Note 9 - Related Party Transactions

Sales to related parties amounted to $0 and $0, and $0 and $77,054 for the three and six months ended June 30, 2008 and 2007, respectively.

Purchases from related parties amounted to $0 and $0, and $0 and $9,284 for the three and six months ended June 30, 2008 and 2007, respectively.

Due from former stockholder of $320,799 as of June 30, 2008 was repaid in full in July 2008.

The parties are related through one common shareholder who is a majority shareholder in all the related entities.

Note 10 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.

In July 2006, as a result of an investment by a foreign investor in one of the Company’s subsidiaries, the Company’s subsidiary became a Sino-Foreign Joint Venture. Pursuant to the Chinese income tax law, the Company’s subsidiary became fully exempt from income tax for a period of two years from July 14, 2006 to July 14, 2008, followed by a reduced tax rate of 15% for the next six years. Concurrent with the exemption, the tax authorities waived approximately RMB 3,400,000 ($425,429) in taxes due.

On June 5, 2007, Shanghai Best received a tax exemption certificate from the local tax bureau and is exempt from income tax from January 1, 2007 to December 31, 2008, followed by a reduced tax rate of 15% for the next six years.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

If the Company’s subsidiary had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the three and six months ended June 30, 2008 would have been approximately $1,370,000 and $1,700,000 and earnings per share would have been reduced by approximately $0.05 and $0.05 per share, respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Nanning Wanghua Hog Farm, located at Jinhu Road, Nanning City, Guangxi Province, PRC, from Fan Xianfang and Wu Yuhua for a purchase price of RMB26,030,000 (USD$3,722,300). Guangxi Nanning Wanghua Hog Farm has annual hog production capability of 36,000 hogs and has estimated sales of approximately 26,000 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Guigang Gangda Hog Farm, located at No.9 Xijiang Hog Farm, Guigang City, Guangxi Province, PRC, from Su Zhenxue for a purchase price of RMB14,520,000 (USD$2,076,400). Guangxi Guigang Gangda Hog Farm has annual hog production capability of approximately 12,000 hogs and has estimated sales of approximately 8,400 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Xingye Guihong Hog Farm, located at Xicun Village, Kuiyang Town, Xingye County, Yulin City, Guangxi Province, PRC, from Lin Weicai for a purchase price of RMB42,500,000 (USD$6,077,500). Guangxi Xinye Guihong Hog Farm has annual hog production capability of approximately 50,000 hogs and has estimated sales of approximately 35,000 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Meilan Hog Farm, located at Xianlai Village, Dazhipo Town, Haikou City, Hainan Province, PRC, from Zeng Niangou for a purchase price of RMB14,700,000 (USD$2,102,100). Hainan Haikou Meilan Hog Farm has annual hog production capability of approximately 21,500 hogs and has estimated sales of approximately 15,000 hogs through the remainder of 2008.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Wohao Hog Farm, located at Fuan Village, Shishan Town, Xiuying District, Haikou City, Hainan Province, PRC, from Wang Ruiying and Xu Dongqiong for a purchase price of RMB15,200,000 (USD$2,173,600). Hainan Haikou Wohao Hog Farm has annual hog production capability of approximately 20,000 hogs and has estimated sales of approximately 14,000 hogs through the remainder of 2008.

In April 2008, the Company acquired sixty percent (60%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Guilin Fuzhi Hog Farm, located at Sujia Village, Zhalin Town, Yanshan District, Guilin City, Guangxi Province, PRC, from Liu Fuzhi for a purchase price of RMB12,000,000 (USD$1,716,000). Guangxi Guilin Fuzhi Hog Farm has annual hog production capability of approximately 20,000 hogs and has estimated sales of approximately 14,000 hogs through the remainder of 2008.

In April 2008, the Company acquired eighty percent (80%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangdong Lianjiang Xinfa Hog Farm, located at Lianjiang City, Guangdong Province, PRC, from Chen Shou for a purchase price of RMB11,000,000 (USD$1,573,000). Guangdong Lianjiang Xinfa Hog Farm has annual hog production capability of approximately 22,000 hogs and has estimated sales of approximately 16,000 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Zhejiang Pinghu Yongxin Hog Farm, located at Pinghu City, Zhejiang Province, PRC, from Nie Yongqing for a purchase price of RMB10,480,000 (USD$1,498,600). Zhejiang Pinghu Yongxin Hog Farm has annual hog production capability of approximately 11,000 hogs and has estimated hog sales of approximately 7,500 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Fengxian Hog Farm, located at Yuantong Village, Qianqiao Town, Fengxian District, Shanghai City, PRC, from Tu Yaoliang andYang Yongan for a purchase price of RMB35,000,000 (USD$5,005,000). Shanghai Fengxian Hog Farm has annual hog production capability of approximately 32,000 hogs and has estimated sales of approximately 21,500 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Tuanxi Hog Farm, located at Tuanxi Village, Datuan Town, Nanjiang District, Shanghai, PRC, from Cheng Longde for a purchase price of RMB7,000,000 (USD$1,001,000). Shanghai Tuanxi Hog Farm has annual hog production capability of approximately 8,500 hogs and has estimated sales of approximately 5,600 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Senrong Hog Farm, located at Wanglong Village, Xinnong Town, Jinshan District, Shanghai, PRC, from Jin Shunyun, Shen Peitao, Shen Yazhen, Jin Zhigang and Jin Zhixian for a purchase price of RMB30,000,000 (USD$4,290,000). Shanghai Senrong Hog Farm has annual hog production capability of approximately 30,000 hogs and has estimated sales of approximately 20,500 hogs through the remainder of 2008.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Xiamen Muxin Hog Farm, located at Tongan District, Xiamen City, PRC, from Li Mingxing, Chen Shuilu, Zhang Guohua and Wu Xiaoyan for a purchase price of RMB29,320,000 (USD$4,192,800). Fujian Xiamen Muxin Hog Farm has annual hog production capability of approximately 50,000 hogs and has estimated sales of approximately 35,000 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Xiamen Yuanshengtai Food Co.,Ltd., a hog farm located at No.55 Binlang Road, Xiamen, Fujian Province, PRC, from Li Mingxing, Wu Xiaoyan and Hong Xiaoling for a purchase price of RMB26,200,000 (USD$3,746,600). Xiamen Yuanshengtai Food Co. has annual hog production capability of approximately 38,000 hogs and has estimated sales of approximately 25,000 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Jianhua Hog Farm, located at Xudun Town, Jian’ou City, Fujian Province, PRC, from Fan Dehe and Pan Shengliang for a purchase price of RMB32,000,000 (USD$4,576,000). Fujian Jianhua Hog Farm has annual hog production capability of approximately 34,000 hogs and has estimated sales of approximately 23,000 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in Fujian Fengxiang Agribusiness Co., Ltd., a hog farm located at Mawei District, Fuzhou City, Fujian Province, PRC, from Zhu Zuzhong for a purchase price of RMB8,100,000 (USD$1,158,300). Fujian Fengxiang Agribusiness has annual hog production capability of approximately 10,000 hogs and has estimated sales of approximately 7,000 hogs through the remainder of 2008.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Jiangxi Zhiliang Hog Farm, located at Gancaoqian Village, Dayangzhou, Xingan County, Jiangxi Province, PRC, from Xie Zhiliang, Yang Guoqiang and Zeng Xiaohui for a purchase price of RMB8,000,000 (USD$1,144,000). Jiangxi Zhiliang Hog Farm has annual hog production capability of approximately 10,000 hogs and has estimated sales of approximately of 6,500 hogs through the remainder of 2008.

In May 2008, the Company acquired all of the equity interest in Nanping Kangda Animal Husbandry Co., Ltd., a hog farm located at Yanping District, Nanping City, Fujian Province, PRC, from Chen Qingwen and Chen Jianming for a purchase price of RMB5,821,000 (USD$838,664). Nanping Kangda Animal Husbandry Co., Ltd. has annual hog production capability of approximately 12,000 hogs and has estimated sales of approximately 6,000 hogs through the remainder of 2008.

In May 2008, the Company acquired all of the equity interest in Fujian Jianxi Breeder Hog Farm Co., Ltd., a breeder hog farm located at Zhishan District, Jianou City, Fujian Province, PRC, from Weng Lizhu and Zhang Yachui for a purchase price of RMB16,338,166 (USD$2,353,931). Fujian Jianxi Breeder Hog Farm Co., Ltd. has annual hog production capability of approximately 8,000 breeder hogs and 13,000 meat hogs, with estimated sales of approximately 10,500 hogs through the remainder of 2008.

In June 2008, the Company completed the acquisition of all of the equity interest in Shanghai WeiSheng Hog Raising Co., Ltd.(“Shanghai Weisheng”), a hog farm located in the Jinshan District, Shanghai City, PRC, for a negotiated purchase price of RMB12,820,000 (USD$1.87 million). Shanghai Weisheng has annual hog production capability of approximately 15,000 hogs and has estimated sales of approximately 7,500 hogs through the remainder of 2008.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Acquisition of Feed Company

In June 2008, the Company completed the acquisition of premix feed company, Hainan HopeJia Feed Co., Ltd. ("HopeJia"), located in the Hainan province of the PRC.  The Company acquired all of the equity interest in HopeJia for a negotiated purchase price of RMB28,600,000 or approximately US$4.16 million.

The hog farms and feed company were purchased as part of the Company’s strategic growth plan.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the exchange rates at the dates of acquisition.

Cash	$95,573
Accounts receivable	388,384
Other receivables	20,795
Inventory	8,640,797
Other assets	353,753
Property and equipment	13,117,529
Construction in progress	1,270,322
Intangible assets	38,029,108
Accounts payable	(318,197)
Other paybles	(389,602)
Minority Interest	(917,079)
$60,291,383

The intangible asset related to the purchase of the hog farms is a preliminary allocation that is subject to change upon the completion of a formal appraisal.

The following pro forma financial information presents the consolidated operations of the Company as if the 25 above mentioned acquisitions had occurred on January 1, 2007.

For the six months ended June 30, 2008 and 2007:

	2008	2007
Net Revenue	$51,993,600	$21,799,848
Gross profit	$15,507,912	$5,825,795
Income from operations	$11,196,727	$3,893,313
Minority Interest in Subsidiaries	$361,094	$73,925
Net income	$5,469,584	$3,761,863
Basic earnings per share	$0.18	$0.15

Note 12 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in four segments: Shanghai, Guangxi, Nanchang, and hog farms.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Shanghai is located in the Nanxiang, Jia Ding district, Shanghai and sells its products to approximately 360 customers, consisting of 170 local distributors and 190 large scale pig farms.  Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to approximately 325 customers, consisting of 140 local distributors and 185 large scale pig farms.  Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 300 customers, consisting of 90 local distributors and 210 large scale pig farms.  Lushan is located in HuaLin Town of XingZi County in Jiangxi Province and is a mid-scale swine farm engaged mainly in raising, breeding, and sale of pigs all over the country.

The following tables summarize segment information for the three and six months ended June 30, 2008 and 2007:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Revenues from unrelated entities
Shanghai	$5,176,236	$598,220	$8,680,037	$1,982,145
Guangxi	1,952,261	2,099,446	3,221,739	3,643,339
Nanchang	5,088,775	4,193,487	9,327,797	6,243,964
Hog farms	23,418,055	-	26,552,838	-
	$35,635,327	$6,891,153	$47,782,411	$11,869,448

Intersegment revenues
Shanghai	$211,246	$851,791	$360,137	$1,348,778
Guangxi	413,917	-	413,917	-
Nanchang	624,927	5,230	1,066,492	5,230
Hog farms	1,490	-	5,982	-
	$1,251,580	$857,021	$1,846,528	$1,354,008

Total Revenues
Shanghai	$5,387,482	$1,450,011	$9,040,174	$3,330,923
Guangxi	2,366,178	2,099,446	3,635,656	3,643,339
Nanchang	5,713,702	3,701,730	10,394,289	6,249,194
Hog farms	23,419,545	-	26,558,820	-
Less Intersegment revenues	(1,251,580)	(857,021)	(1,846,528)	(1,354,008)
	$35,635,327	$6,394,166	$47,782,411	$11,869,448

Income from operations
Shanghai	1,020,044	341,015	$1,666,733	575,402
Guangxi	397,753	386,547	585,785	779,569
Nanchang	740,541	546,580	1,445,445	967,063
Hog farms	6,859,564	-	7,363,212	-

Holding Company	(245,745)	(54,618)	(563,900)	(123,619)
	$8,772,157	1,219,524	$10,497,275	2,198,415

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Interest income
Shanghai	$540	$413	$1,270	$627
Guangxi	1,174	673	2,212	837
Nanchang	36,384	3,083	49,670	4,021
Hog farms	6,783	-	7,400	-
Holding Company	31,179	39,854	65,683	48,705
	$76,060	$44,023	$126,235	54,190

Interest and financing costs
Shanghai	$-	$-	$-	-
Guangxi	2,950	10,324	7,785	12,209
Nanchang	(12,566)	10,632		20,816
Hog farms	2	30,580	2	30,580
Holding Company	4,322,173	(30,580)	4,631,414	-
	$4,312,559	$20,956	$4,639,201	$63,605

Income tax expense (benefit)
Shanghai	$-	$(78,736)	$-	$-
Guangxi	60,576	(137,023)	113,501	(40,461)
Nanchang	56,250	-	99,588	-
Hog farms	-	-	-	-
	$116,826	$(215,759)	$213,089	$(40,461)

Net Income
Shanghai	$1,024,197	$421,176	$1,675,165	$581,032
Guangxi	179,827	514,919	310,756	808,658
Nanchang	537,582	539,671	974,400	955,987
Hog farms	6,717,580	-	7,012,283	-

Holding Company	(4,537,673)	(14,764)	(5,131,794)	(105,494)
	$3,921,513	$1,461,002	$4,840,810	$2,240,183

Provision for depreciation
Shanghai	$21,373	$5,215	$42,746	$13,911
Guangxi	12,991	13,329	25,982	21,989
Nanchang	6,216	19,508	12,432	41,997
Hog farms	322,102	-	467,275	-
	$362,682	$38,052	$548,435	$77,897

As of 6/30/08
Total Assets
Shanghai	$4,562,519
Guangxi	7,304,711
Nanchang	8,464,856
Hog farms	85,568,653
Holding Company	19,540,030
$125,440,769

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Note 13 - Subsequent Event

In July 2008, certain convertible note holders converted $1,500,000 of their principal note balances into 150,000 shares of the Company’s common stock.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed  in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to AgFeed Industries, Inc. as "AgFeed," the "Company," "we," "us," and "our."

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Overview

We are a leading producer of premix animal feed and commercial hog production in the People’s Republic of China (“China” or the “PRC”). Our premix feed segment consists of the research and development, manufacture, marketing and sale of premix feed for use in the domestic animal husbandry markets, primarily the hog raising markets in the PRC.  Premix is an animal feed additive that is broadly used in commercial animal production worldwide. The use of premix feed can significantly reduce an animal’s growth cycle to market size. We have been in the premix feed business since 1995. As of June 30, 2008, the Company owned 25 operating hog farms located in Jiangxi, Shanghai, Hainan, Guangxi and Fujian province.

As a result of the acquisition of Lushan Breeder Hog Farm on November 9, 2007, we entered the hog breeding and production business. In addition to  premix feed business, we also engage in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.

According to the China Feed Industry Association, the PRC has the world’s largest and most profitable markets for hog production with approximately 600 million hogs produced annually, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 65% of all meat consumed in China is pork. Chinese consumers consume more pork each year than the rest of the world combined. Due to hog shortages, hog production in China enjoys favorable tax and other benefits from the Chinese government. Hog production is exempt from all taxes and sow owners receive government grants and subsidies.

We operate through five premix feed manufacturing plants and 25 commercial hog farms in the PRC.

Nanchang Best located in Jiangxi Province - Nanchang Best is primarily engaged in the business of the research and development, manufacture, marketing and sale of fodder and blended feed for use in China’s domestic animal husbandry markets.  As of November 9, 2007, through the acquisition of Lushan, Nanchang Best is also in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.  Nanchang Best’s hog operations are located in Jiangxi Province and conducted solely through Lushan until early 2008.

Shanghai Best located in Shanghai - Shanghai Best is also in the business of the manufacture, marketing and sale of fodder and blended feed for use in the PRC’s domestic animal husbandry markets.

Guangxi Huijie located in Guangxi Province - Guangxi Huijie is engaged in the research and development, manufacture, marketing, distribution and sale of premix fodder, blended feed and feed additives primarily for use in China’s domestic pork husbandry markets.

On June 24, 2008, we completed the acquisition of premix feed company, Hainan HopeJia Feed Co., Ltd. ("HopeJia"), located in the Hainan province of the PRC.  We acquired all of the equity interest in HopeJia for a negotiated purchase price of RMB28,600,000 or approximately US$4.16 million.

In our premix feed segment, we operate each subsidiary independently with regard to manufacturing and local marketing and sales efforts.  We do have some sharing of sales referrals and leads amongst the subsidiaries, but they do not compete against each other for new sales. Most of our research and development occurs at Nanchang Best and Guangxi Huijie and each shares their efforts with the other and Shanghai Best. In addition, many of the administrative duties are performed by Nanchang Best for Shanghai Best.

We target growth in premix feed sales through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through new franchise chain stores, and (iii) an aggressive acquisition program to increase the number of provinces in China in which we do business.

As of June 30, 2008, we had established relationships with over 800 independently owned feed distribution chain stores that sell our products exclusively targeting backyard individual hog farmers to complement our existing more than 600 wholesale premix feed distribution channels that target large size commercial hog farms with average annual hog production of no less than 10,000 hogs each. We will continue to market our products to the operators of large swine farms and large distributors. We rely on the franchisees to market and sell our products to the smaller swine farms.  Approximately 75% of China’s total annual hog production is supplied by backyard individual hog farmers that raise less than 10 hogs per year per family. Even though the number of these small individual swine farms in China is declining due to the country’s rapid urbanization process which causes farmers to leave their land and seek out better paying manufacturing and construction jobs in the cities, we believe it will take at least several decades for China’s vast domestic hog production market to shift to dominance by large commercial hog farm operators. We believe significant revenue potentials currently exist in serving the highly fragmented retail hog farmers markets. We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

In our premix feed segment, in order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized “AgFeed” brand formulations of our products.  To maintain reasonable profits, we increased our sale price for the three months ended June 30, 2008 in the midst of the rising and uncertain raw material market. The cost of R&D and technical upgrading of premix feed for better competitive in the market may cause our short-term profits to fluctuate.  . However, we believe that in the long-term this cost will help us to increase our customer loyalty and further build the AgFeed brand.  The increase in our revenues during the six months ended June 30, 2008 was mostly due to increases in the volume of products sold as a direct result of new products launched and our expansion into new markets. Due to a stronger AgFeed brand name, we were able to raise our premix feed prices twice in our second quarter and successfully passed along the higher prices to our customers.

In the first two quarters of 2008, we acquired a majority interest in 24 hog farms: five located in Jiangxi Province in January 2008; 16 located in several southern provinces of the PRC in April 2008 and 3 located in Fujian province and the Shanghai region in May and June 2008. As of the end of June 30, 2008, we operated a total of 25 hog farms. We sell live hogs in two of China’s wealthiest regions - Shanghai and Guangdong, both of which have China’s highest hog prices as well as deep pork consuming cultures.

In our hog production segment, we grow our business primarily through strategic acquisitions of current producing commercial hog farms. All of our acquisitions are immediately accretive to earnings. We own and operate 25 hog farms with a total of 30,000 sows.

Throughout all of our operations, we use centralized systems for raw material purchases, accounting and internal control management, corporate marketing strategies and brand building, and animal disease control response which consists of hog industry veterans. Our increased size and economies of scale through successful strategic acquisitions have benefited us greatly in both raw materials cost savings and administrative efforts.

AgFeed had revenues of $47.78 million for the six months ended June 30, 2008, an increase of 303% over revenues of $11.9 million for the six months ended June 30, 2007.  The increases we experienced in this period were the result of our organic growth at each operating subsidiary.  In addition, the growth reflects the acquisitions of Lushan in late 2007 and the 24 hog farms purchased in 2008.  We have effectively marketed our products through a team-based approach, sharing sales leads and referrals.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Estimates and Assumptions” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates and assumptions.

Recent Accounting Pronouncements

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS  141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of ARB No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,		$	%
	2008	2007	Change	Change
Net revenue	$35,635,327	$6,891,153	28,744,174	417.1%
Cost of revenue	24,600,502	4,881,227	19,719,275	404.0%
Gross profit	11,034,825	2,009,926	9,024,899	449.0%
Operating expenses	2,262,668	789,402	1,473,266	186.6%
Interest and financing costs	4,312,559	20,956	4,291,603	20,479.1%
Net income	3,921,513	1,461,002	2,460,511	168.4%

Revenues.  The increase in revenues was due to an increase in the volume of feed products that we sold and the acquisition of 24 hog farms and one feed company.  The increase in feed product sales was a result of the expansion of our distribution channels through the opening of additional exclusive feed outlets.  We experienced favorable market conditions which increased the demand for our feed products.  A stronger “AgFeed” brand name allowed us to successfully pass two price increases on to our premix feed customers. Due to an anticipated rise in hog prices, we have kept our hogs longer than normal which has increased the weight of the hogs that bring a higher sales price.

Cost of Goods Sold. We experienced moderate increases in the unit cost of goods sold for both business segments during the three month period ended June 30, 2008 as compared to the same period in 2007. The cost of goods sold included costs on both premix feed and hog production. The cost of corn stayed relatively flat while soybean meal prices increased approximately 20% from the end of the first quarter of 2008.  These raw materials constitute approximately 70% of our raw material costs.  We are presently experiencing stable pricing in corn and declining prices in soybean meal.

Gross Profit.  Gross margins increased to 31.0% during the three months ended June 30, 2008 as compared to 29.2% for the same period last year.  The increase in gross margin can be attributed to several factors: (i) a stronger “AgFeed” brand name allowed us to increase the sale price of our premix feed; (ii) expanded product distribution channels allowed us to open up new markets and offer products at higher prices; (iii) our increased economies of scale in both feed segment and hog production produced lower overall raw materials input costs; (iv) long term contracts for key product ingredients entered into in early 2008 locked in favorable cost savings; and (v) we experienced higher gross margins from our hog production.

Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expense reflects the addition of our new subsidiaries, which had approximately $950,000 in selling, general and administrative expenses during the three months ended June 30, 2008.  General and administrative expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  Compared to the 2nd quarter in 2007, selling expenses for the period increased by 64.9% due to the 417% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our new subsidiaries.  We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Interest and Financing Costs. We incurred interest and financing costs of $4,312,559 during the three months ended June 30, 2008, principally as a result of the $19 million of convertible debentures issued during March 2008. During the three months ended June 30, 2007, $13.7 million of the convertible notes were converted into shares of common stock that resulted in accelerated amortization of the debt issuance costs and debts discounts amounting to $4,151,550 during the three months ended June 30, 2008. These are non-recurring charges.

Due to continued appreciation in RMB against the US dollar, we incurred a loss on foreign translation of $319,273 during the three months ended June 30, 2008, as we could not timely convert USD deposits into RMB as a result of bank policies and related banking rules in China. This is a one time, non-recurring charge.

As a result of Nanchang Best becoming a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006, Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008. Thereafter, Nanchang Best will pay a reduced rate of 15% for the next three years. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Our feed manufacturing companies continue to benefit from government preferential tax policies.

Net Income.   The increase in our net income was due to higher sales and significant benefits from greater economies of scale in our business and increased operating efficiency as described above, offset by one time, non-operational related charges and interest expense associated with the $19 million of convertible note conversion by investors during the three months ended June 30, 2008. Hog production is an income tax exempt sector in China.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,		$	%
	2008	2007	Change	Change
Net revenue	$47,782,411	$11,869,448	35,912,963	302.6%
Cost of revenue	33,314,625	8,316,316	24,998,309	300.6%
Gross profit	14,467,786	3,553,132	10,914,654	307.2%
Operating expenses	3,970,511	1,354,717	2,615,794	193.1%
Interest and financing costs	4,639,201	63,605	4,575,596	7,193.8%
Net income	4,840,810	2,240,183	2,600,627	116.1%

Revenues.  The increase in revenues was due to an increase in the volume of feed products that we sold and the acquisition of 24 hog farms and one feed company.  The increase in feed product sales was a result of the expansion of our distribution channels through the opening of additional exclusive outlets.  We experienced favorable market conditions which increased the demand for our feed products.  Due to an anticipated rise in hog prices, we have kept our hogs longer than normal which has increased the weight of the hogs that bring a higher sales price.

While the increase in the average sales price of our blended products also contributed to our increase in revenues, this effect was offset by the decrease in the average sales price of our other products category.  Due to a strong “AgFeed” brand name, we were able to increase prices on premix feed products several times during the first six months.

Cost of Goods Sold. We experienced moderate increases in the unit cost of goods sold for both business segments, during the six month period ended June 30, 2008 compared to the same period in 2007. The cost of goods sold included costs on both premix feed and hog production. During the six month period ended June 30, 2008, the cost of corn increased approximately 15% and soybean meal prices increased approximately 45% compared to the same period in 2007. These raw materials constitute approximately 70% of our raw material costs.  We are presently experiencing flat pricing in corn and declining prices in soybean meal.

Gross Profit.  Gross margins increased to 30.3% during the six months ended June 30, 2008 as compared to 29.9% the same period last year.  The increase in gross margin can be attributed to several factors: (i) a stronger “AgFeed” brand name allowed us to increase the sale price for our premix feed during the second quarter of 2008; (ii) expanded product distribution channels allowed us to open up new markets and offer products at higher prices; (iii) our increased economies of scale in both feed segment and hog production produced lower overall raw materials input costs; (iv) long term contracts for key product ingredients entered into in early 2008 locked in favorable cost savings; and (v) we experienced higher gross margins from our hog production.

Selling, General and Administrative Expenses.   The increase in our selling, general and administrative expense also reflects the addition of our new subsidiaries, which had a total of approximately $1,392,000 in selling, general and administrative expenses during the six months ended June 30, 2008.  General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  Selling expenses for the period increased by 86.4% due to the 303% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our new subsidiaries. We attempt to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Interest and Financing Costs. We incurred interest and financing costs of $4,639,201 during the six months ended June 30, 2008, principally as a result of the $19 million of convertible debentures issued during February 2008. $13.7 million of the convertible notes were converted into shares of common stock during the second quarter of 2008, resulting in accelerated amortization of the debt issuance costs and debts discounts amounting to $4,335,382 during the six months ended June 30, 2008. These are non-recurring charges.

Due to continued appreciation in RMB against the USD, we incurred a loss on foreign translation of $543,746 during the six months ended June 30, 2008, as we could not timely convert USD deposits into RMB as a result of bank policies and banking rules in China. This was a one time, non-recurring charge.

As a result of Nanchang Best becoming a Sino Foreign Joint Venture due to an investment by a foreign investor in July 2006, Nanchang Best receives favorable tax status and is exempt from all income tax through July 14, 2008. Thereafter, Nanchang Best will pay a reduced rate of 15% for the next three years. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Our feed manufacturing companies continue to benefit from government preferential tax policies.

Net Income.   The increase in our net income was due to higher sales and significant benefits from greater economies of scale in our business and increased operating efficiency as described above, offset by one time, non-operational charges and interest expense associated with the $19 million of convertible note conversion by investors during the three months ended June 30, 2008. We benefited from tax exempt status for our hog production business.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Recent financing

At June 30, 2008, we had $31,267,717 cash and cash equivalents on hand.

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

During first quarter of 2008, we completed our $41,000,000 financing.  We received aggregate gross proceeds of $22,000,032 through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19,000,000 through the issuance of three year convertible notes bearing interest at 7% per annum and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants which are exercisable immediately and have a $10 strike price.  We paid commissions and fees of $3,432,670 related to the sale of shares and $1,716,666 related to the issuance of the convertible notes.

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

As of June 30, 2008, we had no notes payable outstanding. The loans that were outstanding were paid in full during the second quarter of 2008.

During the six months ended June 30, 2008, we generated $4,513,467 of cash from our operating activities. The cash was generated was primarily due to net income of $4,840,810, non-cash expenses of $4,335,381 offset by an increase in operating assets, net of $5,646,206.

We used $50,968,203 in investing activities during the six month period ended June 30, 2008; of which $3,097,732 was for the acquisition of property and equipment, and $47,798,825 for the acquisition of the 24 hog farms and one feed company.

We received $69,526,414 in cash from financing activities.  During the six months ended June 30, 2008, we received $57,200,058 from the sale of our securities and paid $5,908,325 in offering costs. We also received $19,000,000 from the issuance of convertible notes and warrants, of which the Company paid $1,716,666 for the cost of issuing the convertible notes and warrants. In addition, warrants holders exercised 262,352 warrants resulting in gross proceeds to us of $2,061,760.

At June 30, 2008, our accounts receivable balance was approximately $8.3 million. There are no accounts receivable for hog sales as this is generally a cash business.

Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of producing hog farms or joint ventures in our industry as opportunities present themselves, as well as general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.  We may seek additional funds from the capital markets as we identify additional acquisition candidates.

We expect all of our hog farm acquisitions to be immediately accretive to earnings.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments.

The majority of the Company’s revenues and expenses were denominated primarily in RMB, the currency of the PRC.  There is no assurance that exchange rates between the RMB and the USD will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Junhong Xiong, our Chief Executive Officer and Liangfan Yan, our Chief Financial Officer. Based upon that evaluation, Mr. Xiong and Mr. Yan concluded that our disclosure controls and procedures are effective.

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

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Item 1A.. Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 3, 2008, the Company held its Annual Meeting of Stockholders at The TimesCenter Hall located at 242 West 41st Street, New York, New York 10018.  At the meeting, the following actions were taken:

1.	To elect five directors to hold office for a one-year term expiring at the annual meeting in 2009 and until their respective successors are elected and qualified:

Director Name	For	Withheld
Songyan Li	14,947,931	2,300
Junhong Xiong	14,947,931	2,300
Lixiang Zhang	14,949,991	240
Frederic W. Rittereiser	14,949,993	238
Arnold Staloff	14,950,231	0

2.	To approve the Company's 2008 Long-Term Incentive Plan:

For:	11,884,295
Against:	63,738
Abstained:	7,070
Non Votes:	3,022,721

Item 5. Other Information

None.

Item 6.Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgFeed Industries, Inc.

August 11, 2008	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

August 11, 2008	By:	/s/ Liangfan Yan
Liangfan Yan Chief Financial Officer (Principal Financial and Accounting Officer)