Form 10-Q
period 2008-09-30
Agfeed Industries, Inc
filed 2008-11-14
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐ No ☒

As of October 30, 2008 there were 32,933,135 shares of common stock were outstanding.

AGFEED INDUSTRIES, INC.
Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 (unaudited)
	and December 31, 2007	2

	Consolidated Statements of Income and Other Comprehensive Income
	for the three and nine months ended September 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the
	nine months ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,565,123	$7,696,209
Accounts receivable, net of allowance for doubtful accounts
of $265,908 and $191,497	10,464,047	6,107,491
Advances to suppliers	960,924	442,851
Other receivable	2,385,897	459,034
Inventory	19,788,337	2,728,160
Prepaid expense	926,688	644,183
Debt issue costs	275,042	-

Total current assets	50,366,058	18,077,928

PROPERTY AND EQUIPMENT, net	19,936,841	3,930,715
CONSTRUCTION-IN-PROCESS	9,651,723	221,819
INTANGIBLE ASSETS	42,751,424	839,802
OTHER ASSETS	1,946,002	-

TOTAL ASSETS	$124,652,048	$23,070,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,375,370	$1,458,010
Other payables	4,055,621	705,150
Unearned revenue	227,509	99,848
Accrued expenses	626,203	18,223
Accrued payroll	561,634	168,560
Short term loans	-	1,110,413
Tax and welfare payable	227,694	9,534
Interest payable	251,319	-

Total current liabilities	11,325,350	3,569,738

CONVERTIBLE NOTES, net of debt discount of $647,266 and $0	3,152,734	-

TOTAL LIABILITIES	14,478,084	3,569,738

MINORITY INTEREST	1,957,197	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized;
33,300,430 and 27,026,756 shares issued and outstanding	33,300	27,027
Additional paid-in capital	82,643,045	10,094,095
Other comprehensive income	3,884,960	780,907
Statutory reserve	1,897,893	752,225
Retained earnings	19,757,569	7,846,272
Total stockholders' equity	108,216,767	19,500,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,652,048	$23,070,264

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$49,426,274	$11,888,283	$97,208,685	23,757,731

Cost of Revenue	37,124,058	8,645,218	70,438,683	16,961,534

Gross profit	12,302,216	3,243,065	26,770,002	6,796,197

Operating expenses
Selling expenses	970,268	714,152	2,597,470	1,587,168
General and administrative expenses	2,021,549	471,549	4,364,858	953,250
Total operating expenses	2,991,817	1,185,701	6,962,328	2,540,418

Income from operations	9,310,399	2,057,364	19,807,674	4,255,779

Non-operating income (expense):
Other income (expense)	(257,493)	3,289	(283,063)	14,011
Interest income	44,860	45,283	171,095	99,473
Interest and financing costs	(605,391)	(31,057)	(5,244,592)	(94,662)
Foreign currency transaction loss	(10,007)	-	(553,753)	-

Total non-operating income (expense)	(828,031)	17,515	(5,910,313)	18,822

Income before minority interest and provision for income taxes	8,482,368	2,074,879	13,897,361	4,274,601

Minority Interest in Subsidiaries	(64,309)	-	(425,403)	-

Income before provision for income taxes	8,418,059	2,074,879	13,471,958	4,274,601

Provision (benefit) for income taxes	201,904	(295)	414,993	(40,756)

Net income	$8,216,155	$2,075,174	$13,056,965	$4,315,357

Other comprehensive income
Foreign currency translation gain	315,925	178,887	3,104,053	322,070

Comprehensive Income	$8,532,080	$2,254,061	$16,161,018	$4,637,427

Weighted average shares outstanding :
Basic	33,267,815	27,026,756	31,049,732	25,778,831
Diluted	33,557,457	27,194,479	31,377,267	25,799,624

Earnings per share:
Basic	$0.25	$0.08	$0.42	$0.17
Diluted	$0.24	$0.08	$0.42	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,056,965	$4,315,357
Adjustments to reconcile net income to net cash
provided in (used in) operating activities:
Depreciation	973,164	118,038
Amortization	35,240	51,715
Loss on disposal of assets	16,774	-
Stock based compensation	55,962	-
Amortization of debt issuance costs	1,441,624	-
Amortization of discount on convertible debt	3,392,619	-
Gain attributed to minority interest in subsidiaries	425,403	-
(Increase) / decrease in assets:
Accounts receivable	(3,439,556)	(4,470,647)
Other receivable	(1,837,551)	(93,489)
Inventory	(8,312,612)	(410,529)
Due from related party	-	101,436
Due from former stockholders	-	-
Advances to suppliers	(478,535)	5,404
Prepaid expense	(261,938)	(274,268)
Other assets	(1,552,469)	3,252
Increase / (decrease) in current liabilities:
Accounts payable	3,454,401	769,627
Other payables	2,849,755	(14,795)
Unearned revenue	118,530	(13,558)
Accrued expenses	571,447	189,348
Accrued payroll	374,101	120,822
Tax and welfare payable	213,163	(76,094)
Interest payable	251,319	-

Net cash provided by (used in) operating activities	11,347,806	321,619

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(9,052,476)	(117,485)
Deposit of potential acquisition	-	(620,000)
Acquisition of intangible assets	(72,262)	-
Cash paid for purchase of hog farms, net	(65,134,359)	-

Net cash used in investing activities	(74,259,097)	(737,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to shareholders	-	(752,084)
Proceeds from loans	-	977,008
Proceeds from the sale of common stock	57,200,058	9,830,259
Offering costs	(6,079,530)	(1,062,756)
Proceeds from exercise of warrants	2,138,848	-
Payment on note payable	(1,161,297)	(1,102,004)
Collection of subscription receivable	-	226,083
Collection from related parties	-	942,676
Proceeds from the issuance of convertible notes	19,000,000	-
Issuance costs for convertible notes	(1,716,666)	-
Capital contributed by minority interest holders	936,320	-

Net cash provided by financing activities	70,317,733	9,059,182

Effect of exchange rate changes on cash and cash equivalents	462,472	160,487

NET INCREASE IN CASH & CASH EQUIVALENTS	7,868,914	8,803,803

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,696,209	1,204,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$15,565,123	$10,007,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$164,810	$62,602
Income taxes paid	$209,582	$53,982

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Organization and Line of Business

AgFeed Industries, Inc. formerly known as Wallace Mountain Resources Corp., (hereinafter referred to as the “Company” or “AgFeed”) was incorporated in the State of Nevada on March 30, 2005.

On October 31, 2006, the Company entered into and closed a share purchase agreement with Nanchang Best Animal Husbandry Co., Ltd. (“Nanchang Best”), a corporation formed under the laws of the People's Republic of China ("PRC"), and each of Nanchang Best's shareholders (the "Nanchang Purchase Agreement"). Pursuant to the Nanchang Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Nanchang Best from the Nanchang Best shareholders in exchange for 16,128,000 shares of common stock.

Contemporaneously, on October 31, 2006, the Company entered into and closed a share purchase agreement with Shanghai Best Animal Husbandry Co., Ltd., a corporation formed under the laws of the PRC ("Shanghai Best"), and each of Shanghai Best's shareholders (the "Shanghai Purchase Agreement"). Pursuant to the Shanghai Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Shanghai Best from the Shanghai Best shareholders in exchange for 3,072,000 shares of common stock.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

On December 20, 2006, the Company entered into and closed a share purchase agreement with Guangxi Huijie Sci. & Tech. Feed Co, Ltd., a company formed pursuant to the laws of the PRC (“Guangxi Huijie”), and the shareholders of Guangxi Huijie pursuant to which the Company acquired all the outstanding shares of Guangxi Huijie for a total purchase price of eight million six hundred thousand (8,600,000 RMB), equivalent to approximately U.S. $1,100,420 based on exchange rates reported in the Wall Street Journal for December 20, 2006.

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

On November 6, 2007, the Company entered into a Stock Purchase Agreement with Lushan Breeder Pig Farm Co., Ltd. (“Lushan”), a PRC company located in HuaLin Town of XingZi County in Jiangxi Province, PRC, Huaping Yang and Hongyun Luo, the holders of ninety percent (90%) of the issued and outstanding capital stock of Lushan.

In 2008, the Company has purchased an additional 29 hog farms and one feed company. The Company’s ownership interest in these hog farms range from 55% to 100%.

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market as well as raising, breeding and sale of pigs. The Company operates production plants in Nanchang City, Shanghai City Nanning City and Haikou City and has swine farms located in the southern provinces ofthe PRC. The Company sells to distributors and large-scale swine farms.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the RMB; however the accompanying consolidated financial statements have been translated and presented in USD.

Foreign Currency Translation

The accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS. 130, "Reporting Comprehensive Income.”

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Reclassification

Certain prior period amounts have been reclassified to conform to the period ended September 30, 2008 presentation.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years
Swine for reproduction	3.5 years

The following are the details of the property and equipment at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(unaudited)
Office equipment	$423,679	$100,072
Operating equipment	1,737,290	547,560
Vehicles	531,307	271,652
Buildings	6,401,247	1,568,816
Swines for reproduction	12,358,817	1,940,784
Total	21,452,341	4,428,884

Less accumulated depreciation	(1,515,500)	(498,169)

	$19,936,841	$3,930,715

Depreciation expense for the three and nine months ended September 30, 2008 and 2007 was $424,729 and $40,141 and $973,164 and $118,038, respectively.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
Intangible Assets

Intangible assets consist of the right to use land and computer software. Net intangible assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Right to use land	$773,637	$589,489
Customer list	292,600	274,176
Computer software	81,360	-
Intangible related to hog farm acquisitions	41,682,001	15,366
Total	42,829,598	879,031

Less Accumulated amortization	(78,174)	(39,229)

Intangibles, net	$42,751,424	$839,802

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all land. The Company leases land per real estate contracts with the government of the PRC for fifty years. Accordingly, the right to use land for these feed companies is amortized over a period of 50 years and the computer software is amortized over nine years. For hog farms, the Company generally signed land leasing contracts with original owners of the farms.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company is not subject to VAT withholdings.

The Company gives volume rebates to certain customers based on volume achieved. The Company accrues sales rebates based on actual sales volume.

Sales returns and rebates included in the Company's revenues were $542,261 and $272,503 for the nine month periods ended September 30, 2008 and 2007, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and nine months ended September 30, 2008 and 2007, were not significant.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 205,000 options outstanding at September 30, 2008.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by Interpretation 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of Interpretation 48 did not have a material impact on the Company’s financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the RMB. Translation gains of $3,884,960 and $780,907 at September 30, 2008 and December 31, 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three and nine months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $315,925 and $178,887, $3,104,06 and $322,070, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” SFAS 128 superseded Accounting Principles Board Opinion No.15. Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2007 there were 32,000 options outstanding and 611,787 warrants outstanding and at September 30, 2008, there were 205,000 options outstanding and 524,831 warrants outstanding.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

Three Months Ended:	September 30, 2008		September 30, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	33,267,815	$0.25	27,026,756	$0.08
Effect of dilutive stock options/warrants	289,642	-	167,723	-
Diluted earnings per share	33,557,457	$0.24	27,194,479	$0.08

Nine Months Ended:	September 30, 2008		September 30, 2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	31,049,732	$0.42	25,778,831	$0.17
Effect of dilutive stock options/warrants	327,535	-	20,793	-
Diluted earnings per share	31,377,267	$0.42	25,799,624	$0.17

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Minority Interest

The Company purchased interest in 28 hog farms and one feed company ranging from 55% to 100%. As a result of these purchases, the Company recognized initial minority interest on its consolidated balance sheet in the amount of $508,150. The income (loss) attributed to minority interest has been separately designated in the accompanying statement of operations.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Segment Reporting

SFAS No. 131), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has four reportable segments (See Note 12).

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” “SAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

As of September 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,”,which is an amendment of Accounting Research Bulletin No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

Note 3 – Short Term Loans

Short term loans at December 31, 2007 were follows:

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
$1,110,413

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

In connection with the issuance of the Notes and the Warrants issued to the Investor on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is being amortized over the life of the Notes. For the three and nine months ended September 30, 2008, the Company amortized $148,766 and $1,441,624, respectively of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the Notes since the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three and nine months ended September 30, 2008, the Company amortized $350,096 and $3,392,619, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the six months ended September 30, 2008, $15,200,000 of the Notes were converted into 1,520,000 shares of common stock.

Note 5 – Stockholders’ Equity

February 26, 2008 Closing

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

April 16, 2008 Closing

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
The closing under the Securities Purchase Agreement took place on April 21, 2008. The placement agent for this transaction was Rodman & Renshaw, LLC, which received a fee of six percent (6%) of the gross proceeds, or $600,000.

The Securities Purchase Agreement contains representations, warranties, and covenants of the Company and the Investors which are typical for transactions of this type.

April 22, 2008 Closing

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

The closing under the Securities Purchase Agreements took place on April 24, 2008. The placement agent for the sale of 797,901 shares of Common Stock at an aggregate purchase price of $15,200,014.05 was Rodman & Renshaw, LLC, which received a fee of $638,401 (4.2% of the gross proceeds). Additionally, the Company paid a finder’s fee of $350,000 to Advantage Consultants Limited in connection with the offering.

The Securities Purchase Agreements contain representations, warranties, and covenants of the Company and the Investors which are typical for transactions of this type.

During the nine months ended September 30, 2008 the Company issued 91,934 shares upon the cashless exercise of 197,500 warrants. In addition, the Company received proceeds of $2,097,405 per bank statements upon the exercise of 269,456 warrants.

Note 6 - Employee Welfare Plan

The Company had its own employee welfare plan in accordance with PRC law and regulations before all subsidiaries in China became Sino-foreign joint ventures. The Company made annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the above plan was $12,009 and $101,426, and $36,673 and $130,502 for the three and nine months ended September 30, 2008 and 2007, respectively. In accordance with PRC law, a Sino-foreign joint venture is not required to accrue welfare payable in advance. All subsidiaries have stopped accruing such payable since each changed into a Sino-foreign company. Instead, welfare expense is recorded as incurred.
Note 7 - Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

The Company has appropriated $296,845 and $98,734, and $1,145,668 and $276,535 as reserves for the Statutory surplus reserve and Statutory common welfare fund for the three and nine months ended September 30, 2008 and 2007, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2007	42,000	$7.00		-
Granted	185,000	$9.32
Forfeited	(22,000)	$5.30
Exercised	-	-
Outstanding, September 30, 2008	205,000	$9.27	4.83	$0
Exercisable, September 30, 2008	-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	3.09%
Expected life of the options	5 years
Expected volatility	76%
Expected dividend yield	0%

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Warrants

The following is a summary of the warrant activity:

Outstanding, December 31, 2007	611,787
Granted	380,000
Forfeited	-
Exercised	(468,576)
Outstanding, September 30, 2008	523,211

Note 9 - Related Party Transactions

Sales to related parties amounted to $0 and $0, and $0 and $77,054 for the three and nine months ended September 30, 2008 and 2007, respectively.

Purchases from related parties amounted to $0 and $0, and $0 and $9,284 for the three and nine months ended September 30, 2008 and 2007, respectively.

The parties are related through one common shareholder who is a majority shareholder in all the related entities.

Note 10 - Taxes

Local PRC Income Tax

Pursuant to the tax laws of the PRC general enterprises are subject to income tax at an effective rate of 25%.

In July 2006, as a result of an investment by a foreign investor in one of the Company’s subsidiaries, that Company’s subsidiary became a Sino-Foreign Joint Venture. Pursuant to the PRC income tax law, the subsidiary became fully exempt from income tax for a period of two years from July 14, 2006 to July 14, 2008, followed by a reduced tax rate of 15% for the next six years. Concurrent with the exemption, the tax authorities waived approximately RMB 3,400,000 ($425,429) in taxes due.

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

If the Company’s subsidiary had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the three and nine months ended September 30, 2008 would have been approximately $2,711,000 and $4,309,000 and earnings per share would have been reduced by approximately $0.08 and $0.13 per share, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Note 11 – Acquisitions

Purchases of Hog Farms

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Wannian Xiandai Animal Husbandry Limited Liability Co., a PRC company located in Jiangxi Province.  The aggregate purchase price was 12,250,000 RMB, equivalent to $1,666,666 at the time of the acquisition.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) per year in exchange for use of the facilities.

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Jiangxi Huyun Livestock Co., Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 6,482,000 RMB, equivalent to $881,905 at the time of the acquisition.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) for the first year and 450,000 RMB (approximately $61,225) for every 10,000 hogs sold beginning in the second year and thereafter in exchange for use of the facilities.

On January 4, 2008, the Company acquired 60% of the issued and outstanding capital stock of Ganzhou Green Animal Husbandry Development Co., Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 6,480,000 RMB, equivalent to $881,633 at the time of the acquisition.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 700,000 RMB (approximately $97,000) per year in exchange for use of the facilities.

On January 7, 2008, the Company acquired 100% of the hogs and stock of Gang Feng Animal Husbandry Co., Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 4,820,000 RMB, equivalent to $655,782 at the time of the acquisition,  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 6.5-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 450,000 RMB (approximately $61,225) per year in exchange for use of the facilities.

On January 9, 2008, the Company acquired 55% of the issued and outstanding capital stock of Yichun Tianpeng Domestic Livestock Farm, Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 8,855,000 RMB, equivalent to $1,204,761 at the time of the acquisition. Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 800,000 RMB (approximately $108,844) per year in exchange for use of the facilities.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Nanning Wanghua Hog Farm, located in Guangxi Province, PRC from Fan Xianfang and Wu Yuhua for a purchase price of RMB26,030,000 (USD$3,722,300 at the time of the acquisition). Guangxi Nanning Wanghua Hog Farm has annual hog production capability of 36,000 hogs.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Guigang Gangda Hog Farm, located in Guangxi Province, PRC for a purchase price of RMB14,520,000 (USD$2,076,400 at the time of the acquisition). Guangxi Guigang Gangda Hog Farm has annual hog production capability of approximately 12,000 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Xingye Guihong Hog Farm, located in Guangxi Province, PRC, for a purchase price of RMB42,500,000 (USD$6,077,500 at the time of the acquisition). Guangxi Xinye Guihong Hog Farm has annual hog production capability of approximately 50,000 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Meilan Hog Farm, located in Hainan Province, PRC, for a purchase price of RMB14,700,000 (USD$2,102,100 at the time of the acquisition). Hainan Haikou Meilan Hog Farm has annual hog production capability of approximately 21,500 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Wohao Hog Farm, located in Hainan Province, PRC, for a purchase price of RMB15,200,000 (USD$2,173,600 at the time of the acquisition). Hainan Haikou Wohao Hog Farm has annual hog production capability of approximately 20,000 hogs.

In April 2008, the Company acquired ninety percent (60%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Guilin Fuzhi Hog Farm, located in Guangxi Province, PRC, for a purchase price of RMB12,000,000 (USD$1,716,000 at the time of the acquisition). Guangxi Guilin Fuzhi Hog Farm has annual hog production capability of approximately 20,000 hogs.

In April 2008, the Company acquired eighty percent (80%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangdong Lianjiang Xinfa Hog Farm, located in Guangdong Province, PRC, for a purchase price of RMB11,000,000 (USD$1,573,000 at the time of the acquisition). Guangdong Lianjiang Xinfa Hog Farm has annual hog production capability of approximately 22,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Zhejiang Pinghu Yongxin Hog Farm, located in Zhejiang Province, PRC for a purchase price of RMB10,480,000 (USD$1,498,600 at the time of the acquisition). Zhejiang Pinghu Yongxin Hog Farm has annual hog production capability of approximately 11,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Fengxian Hog Farm, located in Shanghai City, PRC, for a purchase price of RMB35,000,000 (USD$5,005,000 at the time of the acquisition). Shanghai Fengxian Hog Farm has annual hog production capability of approximately 32,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Tuanxi Hog Farm, located in Shanghai, PRC, for a purchase price of RMB7,000,000 (USD$1,001,000 at the time of the acquisition). Shanghai Tuanxi Hog Farm has annual hog production capability of approximately 8,500 hogs.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Senrong Hog Farm, located in Shanghai, PRC, for a purchase price of RMB30,000,000 (USD$4,290,000 at the time of the acquisition). Shanghai Senrong Hog Farm has annual hog production capability of approximately 30,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Xiamen Muxin Hog Farm, located in Xiamen City, PRC, for a purchase price of RMB29,320,000 (USD$4,192,800 at the time of the acquisition). Fujian Xiamen Muxin Hog Farm has annual hog production capability of approximately 50,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Xiamen Yuanshengtai Food Co.,Ltd., a hog farm located in Fujian Province, PRC, for a purchase price of RMB26,200,000 (USD$3,746,600 at the time of the acquisition). Xiamen Yuanshengtai Food Co. has annual hog production capability of approximately 38,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Jianhua Hog Farm, located in Fujian Province, PRC, f for a purchase price of RMB32,000,000 (USD$4,576,000 at the time of the acquisition). Fujian Jianhua Hog Farm has annual hog production capability of approximately 34,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in Fujian Fengxiang Agribusiness Co., Ltd., a hog farm locatedin Fujian Province, PRC, for a purchase price of RMB8,100,000 (USD$1,158,300 at the time of the acquisition). Fujian Fengxiang Agribusiness has annual hog production capability of approximately 10,000.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Jiangxi Zhiliang Hog Farm, located in Jiangxi Province, PRC, for a purchase price of RMB8,000,000 (USD$1,144,000 at the time of the acquisition). Jiangxi Zhiliang Hog Farm has annual hog production capability of approximately 10,000 hogs.

In May 2008, the Company acquired all of the equity interest in Nanping Kangda Animal Husbandry Co., Ltd., a hog farm located in Fujian Province, PRC, for a purchase price of RMB5,821,000 (USD$838,664 at the time of the acquisition). Nanping Kangda Animal Husbandry Co., Ltd. has annual hog production capability of approximately 12,000 hogs.

In May 2008, the Company acquired all of the equity interest in Fujian Jianxi Breeder Hog Farm Co., Ltd., a breeder hog farm located in Fujian Province, PRC, for a purchase price of RMB16,338,166 (USD$2,353,931 at the time of the acquisition). Fujian Jianxi Breeder Hog Farm Co., Ltd. has annual hog production capability of approximately 8,000 breeder hogs and 13,000 meat hogs.

In June 2008, the Company acquired all of the equity interest in Shanghai WeiSheng Hog Raising Co., Ltd.(“Shanghai Weisheng”), a hog farm located in Shanghai City, PRC, for a negotiated purchase price of RMB12,820,000 (USD$1.87 million at the time of the acquisition). Shanghai Weisheng has annual hog production capability of approximately 15,000 hogs.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
On September 8, 2008, the Company acquired all of the equity interest in a hog farm located in the Fujian Province, PRC, for a negotiated purchase price of RMB9,865,000 (US$1,441,451 at the time of the acquisition). The acquired farm has annual hog production capability of approximately 13,500 hogs, with existing facilities for additional expansion.

In addition on September 8, 2008, the Company acquired the remaining 30% equity interest in Wannian Xiandai Animal Husbandry Limited Liability Co. for a negotiated purchase price of RMB6,012,500 (US$878,532 at the time of the acquisition).

On September 10, 2008, the Company acquired of all of the equity interest in a hog farm located in the Guangxi Province, PRC, for a negotiated purchase price of RMB9,256,000 (US$1,354,206 at the time of the acquisition). This farm has annual hog production capability of approximately 12,500 hogs, with existing facilities for additional expansion.

Additionally on September 10, 2008, the Company acquired of all of the equity interest in a hog farm located in the Guangxi Province, PRC, for a negotiated purchase price of RMB8,569,000 (US$1,253,694 at the time of the acquisition). This farm has annual hog production capability of approximately 11,000 hogs, with existing facilities for additional expansion.

Acquisition of Feed Company

In June 2008, the Company acquired all of the equity interest in Hainan HopeJia Feed Co., Ltd. ("HopeJia"), located in the Hainan province of the PRC. for a negotiated purchase price of RMB28,600,000 or approximately US$4.16 million at the time of the acquisition.

The hog farms and feed company were purchased as part of the Company’s strategic growth plan.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the exchange rates at the date of acquisition.

Cash	$95,573
Accounts receivable	388,384
Other receivables	20,795
Inventory	8,993,814
Other assets	353,753
Property and equipment	15,186,526
Construction in process	1,310,623
Intangible assets	40,096,413
Accounts payable	(318,197)
Other payables	(389,602)
Minority Interest	(508,150)
$65,229,932

The intangible asset related to the purchase of the hog farms is a preliminary allocation that is subject to change upon the completion of a formal appraisal.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

The following pro forma financial information presents the consolidated operations of the Company as if the 28 above mentioned acquisitions had occurred on January 1, 2007.

For the nine months ended September 30, 2008 and 2007:

	2008	2007
Net Revenue	$102,628,025	$40,740,260
Gross profit	$28,105,218	$10,748,060
Income from operations	$20,762,915	$7,245,471
Minority Interest in Subsidiaries	$425,403	$73,925
Net income	$13,921,249	$7,052,939
Basic earnings per share	$0.45	$0.27

Note 12 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in four segments: Shanghai, Guangxi, Nanchang, and hog farms.

Shanghai is located in the Nanxiang, Jia Ding district, Shanghai and sells its products to approximately 360 customers, consisting of 170 local distributors and 190 large scale pig farms.  Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to approximately 325 customers, consisting of 140 local distributors and 185 large scale pig farms.  Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 300 customers, consisting of 90 local distributors and 210 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

The following tables summarize segment information for the three and nine months ended September 30, 2008 and 2007:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007

Revenues from unrelated entities
Shanghai	$5,093,382	$4,479,754	$13,773,419	$6,461,899
Guangxi	1,798,166	3,711,887	5,019,905	7,355,226
Nanchang	5,542,958	3,696,642	14,870,755	9,940,606
Hog farms	36,991,768	-	63,544,606	-
	$49,426,274	$11,888,283	$97,208,685	$23,757,731

Intersegment revenues
Shanghai	462,892	$-	$823,029	$-
Guangxi	1,850,944	-	2,264,861	-
Nanchang	961,184	589,493	2,027,676	1,943,501
Hog farms	659,209	-	665,191	-
	3,934,229	$589,493	$5,780,757	$1,943,501

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Total Revenues
Shanghai	$5,556,274	$3,130,976	$14,596,448	$6,461,899
Guangxi	3,649,110	3,711,887	7,284,766	7,355,226
Nanchang	6,504,142	5,634,913	16,898,431	11,884,107
Hog farms	37,650,977	-	64,209,797	-
Less Intersegment revenues	(3,934,229)	(589,493)	(5,780,757)	(1,943,501)
	$49,426,274	$11,888,283	$97,208,685	$23,757,731

Income from operations
Shanghai	$1,240,705	$504,091	$2,907,438	$1,079,493
Guangxi	496,574	708,695	1,082,357	1,488,264
Nanchang	884,460	991,429	2,329,905	1,958,492
Hog farms	6,913,471	-	14,276,685	-
Holding Company	(224,811)	(146,851)	(788,711)	(270,470)
	$9,310,399	$2,057,364	$19,807,674	$4,255,779

Interest income
Shanghai	$1,002	$87	$2,272	$714
Guangxi	17,244	1,078	19,456	1,915
Nanchang	9,126	8,630	58,796	12,651
Hog farms	5,420	-	12,820	-
Holding Company	12,068	35,488	77,751	84,193
	$44,860	$45,283	$171,095	$99,473

Interest and financing costs
Shanghai	$-	$-	$-	$-
Guangxi	67	14,678	7,852	26,887
Nanchang	27,203	16,379	27,203	37,195
Hog farms	209	-	211	-
Holding Company	577,912	-	5,209,326	30,580
	$605,391	$31,057	$5,244,592	$94,662

Income tax expense (benefit)
Shanghai	$-	$-	$-	$-
Guangxi	128,545	(40,756)	242,046	(40,756)
Nanchang	73,359	40,461	172,947	-
Hog farms	-	-	-	-
Holding Company	-	-	-
	$201,904	$(295)	$414,993	$(40,756)

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Net Income
Shanghai	$1,243,767	$509,889	$2,918,932	$1,090,921
Guangxi	383,863	695,390	694,619	1,504,048
Nanchang	811,992	981,344	1,786,392	1,937,331
Hog farms	6,564,762	(86)	13,577,045	(86)
Holding Company	(788,229)	(111,363)	(5,920,023)	(216,857)
	$8,216,155	$2,075,174	$13,056,965	$4,315,357

Provision for depreciation
Shanghai	$21,373	$5,797	$64,119	$19,708
Guangxi	12,991	11,891	38,973	33,880
Nanchang	28,016	22,453	40,448	64,450
Hog farms	362,349	-	829,624	-
	$424,729	$40,141	$973,164	$118,038

As of
9/30/08
Total Assets
Shanghai	$5,774,828
Guangxi	7,042,114
Nanchang	7,846,003
Hog farms	99,910,957
Holding Company	4,078,146
$124,652,048

Note 13 - Subsequent Events

On October 28, 2008, the Company, through its operating subsidiary Guangxi Nanning Wanghua Hog Farm Co., Ltd., completed the acquisition of all of the equity interest in a commercial producing hog farm located in the Guangxi Province, PRC for a negotiated purchase price of RMB7,850,000 (US$1,147,913).

On October 29, 2008, the Company, through Nanning Wanghua, completed the acquisition of all of the equity interest in a second commercial producing hog farm located in the Guangxi Province, PRC for a negotiated purchase price of RMB8,260,000 (US$1,207,777).

These farms have an aggregate annual hog production capability of approximately 29,000 hogs, with existing facilities for additional expansion.

In connection with the Company’s stock buyback program, from October 6, 2008 to October 30, 2008, the Company purchased a total of 367,295 shares of its common stock at a cost of $1,793,330.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to Agfeed Industries, Inc., together with its subsidiaries, as “AgFeed,” the “Company,” “we,” “us,” and “our.”

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Overview

We are a leading producer of premix animal feed and commercial hog production in the PRC. Our premix feed segment consists of the research and development, manufacture, marketing and sale of premix feed for use in the domestic animal husbandry markets, primarily the hog raising markets in the PRC.  Premix is an animal feed additive that is broadly used in commercial animal production worldwide. The use of premix feed can significantly reduce an animal’s growth cycle , enabling the animal to reach market size sooner. We have been in the premix feed business since 1995 and currently operate five premix feed manufacturing facilities.

As a result of the acquisition of Lushan Breeder Hog Farm on November 9, 2007, we entered the hog breeding and production business. In addition to our premix feed business, we are also engaged in the business of raising, breeding and selling hogs for use in PRC’s pork production and hog breeding markets. As of September 30, 2008, the Company owned 28 operating hog farms located in Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces, whichare in or near the largest pork consumption areas in the PRC. The 28 hog farms are well-structured and well-managed through five hog production management branches featuring centralized resources including sales, human resources, purchasing and finance departments in Jiangxi, Shanghai, Guangxi and Fujian provinces.

According to the China Feed Industry Association, the PRC has the world’s largest and most profitable markets for hog production with approximately 600 million hogs produced annually, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 65% of all meat consumed in thrPRC is pork. Chinese consumers consume more pork each year than the rest of the world combined. Due to hog shortages, hog producers in the PRC enjoy favorable tax and other benefits from the PRC government. Hog production is exempt from all taxes and sow owners receive government grants and subsidies.

Nanchang Best located in Jiangxi Province - Nanchang Best is primarily engaged in the business of the researching and developing, manufacturing, marketing and selling premix and blended feed for use in the PRC’s domestic animal husbandry markets.

Shanghai Best located in Shanghai - Shanghai Best is in the business of the manufacturing, marketing and selling premix fodder and blended feed for use in the PRC’s domestic animal husbandry markets.

Guangxi Huijie located in Guangxi Province - Guangxi Huijie is engaged in the researching and developing, manufacturing, marketing, distributing and selling of premix and blended feed primarily for use in the PRC’s domestic pork husbandry markets.

On June 24, 2008, we completed the acquisition an additional premix feed company HopeJia located in the Hainan province. Hopejia is engaged in researching and developing, manufacturing, marketing, distributing and selling of premix and blended feed primarily for use in the PRC’s domestic pork husbandry markets.

Through the acquisition of Lushan in November 2007 and subsequent acquisition of a number of other hog farms in southern China, we are also in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.

PREMIX FEED BUSINESS

In our premix feed segment, we operate each subsidiary independently with regard to manufacturing and local marketing and sales efforts.  We share sales referrals and leads among the subsidiaries, but our subsidiaries do not compete against each other for new sales. Most of our research and development occurs at Nanchang Best and Guangxi Huijie and each shares their efforts with the other and Shanghai Best. In addition, many of the administrative duties are performed by Nanchang Best for Shanghai Best.

We target growth in premix feed sales through three main channels: (i) organic growth through increasing sales at each of our current operating subsidiaries, (ii) the distribution of our products through new franchise chain stores.

As of September 30, 2008, we had established relationships with over 900 independently owned feed distribution chain stores that sell our products exclusively targeting backyard individual hog farmers. These complement our more than 600 wholesale premix feed distribution channels targeting large size commercial hog farms with average annual hog production of no less than 10,000 hogs each. We will continue to market our products to the operators of large swine farms and large distributors. We rely on the franchisees to market and sell our products to the smaller swine farms.  Approximately 75% of China’s total annual hog production is supplied by backyard individual hog farmers that raise less than 10 hogs per year per family. Even though the number of these small individual swine farms in China is declining due to the country’s rapid urbanization process which causes farmers to leave their land and seek out better paying manufacturing and construction jobs in the cities, we believe it will take at least several decades for China’s vast domestic hog production market to shift to dominance by large commercial hog farm operators. We believe significant revenue potentials currently exist in serving the highly fragmented retail hog farmers markets. We determined that the best and most efficient use of our resources is to concentrate on the larger customers and allow the franchisees to sell to the smaller farmers.

In our premix feed segment, in order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized “AgFeed” brand formulations of our products.  To maintain reasonable profit, we increased our selling price for the three months ended June 30, 2008 in the midst of the rising and uncertain raw material market. The cost of R&D and technical upgrading of premix feed for better competitive in the market may cause our short-term profits to fluctuate. We believe in spite of this, we take the long-term view that it increases customer loyalty and builds the AgFeed brand.  We have succeeded in establishing five bases in China’s largest corn production provinces to eliminate commissions, maintain sufficient supply, and reduce purchase coast. We are also in talks with the largest soybean meal suppliers in China to enter into long-term contracts.

The increase in our revenues during the nine months ended September 30, 2008 was mostly due to increases in the volume of products sold as a direct result of new products launched and our expansion into new markets. Due to a stronger AgFeed brand name, we were able to raise our premix feed prices several times in our second quarter and successfully passed along the higher prices to our customers.

HOG PRODUCTION BUSINESS

In our hog production segment, we grow our business primarily through strategic acquisitions of current producing commercial hog farms. We operate approximately 33,000 sows located in 28 hog farms which we own and manage.

In the three quarters of 2008, we acquired a majority interest in 27 hog farms: five located in Jiangxi province in January; 16 located in several southern provinces of the PRC in April and three located in Fujian province and the Shanghai region in May and June; and two located in the Guangxi region and one , in the Fujian province in September. We also purchased the remaining interest in a farm, we had earlier acquired a majority stake in. As of the end of September 30, 2008, AgFeed operated a total of 28 hog farms. All of the Company’s acquired hog farms are immediately accretive to earnings. We sell live hogs in two of China’s wealthiest regions - Shanghai and Guangdong, both of which have China’s highest hog prices as well as deep pork consuming cultures.

In all of our subsidiaries and business segments, we apply centralized raw materials purchases, centralized accounting and internal control management, centralized corporate marketing strategies and brand building, as well as centrally managed animal disease control response team which consists of hog industry veterans. Our increased size and economies of scale through successful strategic acquisitions have benefited us greatly in both raw materials cost savings and administrative efforts.

AgFeed had revenues of $97.21 million for the nine months ended September 30, 2008, an increase of 309% over revenues of $23.76 million for the nine months ended September 30, 2007.  The increases we experienced in this period were the result of our organic growth at each operating subsidiary.  In addition, the growth reflects the acquisitions of Lushan in late 2007 and the 27 hog farms purchased in 2008.

We have effectively marketed our products through a team-based approach, sharing sales leads and referrals. Due to centralized procurement of corn, soybean meal, veterinary drugs, animal health products and hog production machinery apart from raw materials, hog production costs are expected to be reduced by 5% to 8%. In addition, AgFeed is currently reviewing a genetics program that can potentially significantly improve hog productivity and profitability through higher number of piglets born per sow and lower feed costs due to improved feed to meat conversion ratios as better hog types grow faster while consume less feed. With genetics programs, we expect to produce 2,830 additional pigs for every 1,000 sows.

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

Inventories . Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. The Company’s evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, the Company assesses the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete.  Inventory obsolescence and excess quantities have historically been minimal.

Long-Lived Assets. The Company periodically assesses potential impairments to its long-lived assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by the Company include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

Property and equipment: Useful lives of property and equipment is based on historical experience and industry norms.  Changes in useful lives due to changes in technology or other factors can affect future depreciation estimates.

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings. We give volume rebates to certain customers based on volume achieved. We accrue sales rebates based on actual sales volume.

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

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, which addresses whether nonrefundable advance payments for goods or services used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Early adoption and retrospective application is prohibited.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of ARB No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 will not have an impact on our financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,		$	%
	2008	2007	Change	Change
Net revenue	$49,426,274	$11,888,283	37,537,991	315.8%
Cost of revenue	37,124,058	8,645,218	28,478,840	329.4%
Gross profit	12,302,216	3,243,065	9,059,151	279.3%
Operating expenses	2,991,817	1,185,701	1,806,116	152.32%
Interest and financing costs	605,391	31,057	574,334	1,849.3%
Net income	8,216,155	2,075,174	6,140,981	295.9%

Revenues.  The increase in revenues was due to an increase in the volume and price of feed products that we sold and the acquisition of the 28 hog farms.  The increase in feed product sales was a result of expanding our distribution channels by the opening of additional exclusive distribution stores for our products.  We experienced favorable market conditions which increased the demand for our feed products.   Due to softening in the market for hog prices, we experienced a decrease in the selling price for our hogs during the quarter ended September 30, 2008. However, as a result of economies of scale, we are able to reduce hog production cost through centralized raw materials purchases, sales and marketing channel, and finance and internal control management.

Cost of Goods Sold. We experienced an increase in the unit cost of goods sold during the three month period ended September 30, 2008 compared to the same period in 2007. The cost of goods sold included costs on both premix feed and hog production. During the three month period ended September 30, 2008, the costs of corn stayed relatively flat compared to the end of the second quarter of 2008 while soybean meal prices increased approximately 20% compared to the end of the second quarter.  These raw materials constitute approximately 70% of our raw material costs.  We continue to experience stable pricing in corn and declining prices in soybean meal.

Gross Profit.  Our gross margins decreased to 24.89% from 27.28% during the three months ended September 30, 2008 as compared to the same period last year. The decrease in gross margin can be attributed to the increase in the cost of hog feed during the 2008 third quarter, coupled with falling sales price of hogs in the same period. However, we promptly reacted to these developments in an effort to effectively maintain and strengthen our positions in the soft market. The following summarizes the measures adopted by the management: (i) a stronger “AgFeed” brand name allowed us to increase our feed selling prices twice during the second quarter to offset the negative effect of higher prices; (ii) expanded product distribution channels allowed us to open up new markets and offer products at higher prices; (iii) our increased economies of scale in both feed segment and hog production produced lower overall raw materials input costs; (iv) certain long-term contracts for key product ingredients entered in early 2008 locked in favorable cost savings; and (v) advancement and customization of our production management software in operation for all acquired hog farms enabled the production managers to track, monitor and control the entire production process on a daily basis, thus increasing operating efficiencies.

Selling, General and Administrative Expenses.  General and administrative expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.  The increase in our selling, general and administrative expenses reflects the addition of our new subsidiaries, which had approximately $2,991,817 in selling, general and administrative expenses during the three months ended September 30, 2008. Prepaid rent of land, property, plant and equipment for acquired hog farms represents the majority of the general and administrative expenses for the three months ended September 30, 2008. Compared to the third quarter in 2007, selling expenses for the period increased by 35.86% due to the 316% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our new subsidiaries.  We attempted to control our selling expenses through the use of strict cost controls and efficient distribution channels.

Interest and Financing Costs. We incurred interest and financing costs of $605,391 during the three months ended September 30, 2008, principally as a result of the $19 million of convertible debentures issued during March 2008. During the three months ended September 30, 2008, $1.5 million of the convertible notes were converted into shares of common stock which resulted in accelerated amortization of the debt issuance costs and debts discounts amounting to $498,861 during the three months ended September 30, 2008. These are non-recurring charges.

Due to continual appreciation in RMB against the USD, we incurred a loss on foreign translation of $10,007 during the three months ended September 30, 2008, as we could not timely convert USD deposits into RMB as a result of bank policies and related banking rules in the PRC. This is a one time, non-recurring charge.

Hog production is an income tax exempt sector in the PRC and sow owners receive government grants and subsidies. Some of our feed manufacturing companies continue to benefit from government preferential tax policies.

Net Income.   The increase in our net income was due to higher sales and significant benefits from greater economies of scale in our expanded business and increased operating efficiency as described above. This increase was offset by one time, non-operational related charges and interest expenses associated with the conversion of a portion of the $19 million of convertible note conversion by investors during the three months ended September 30, 2008.

Nine Months Ended Sept 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		$	%
	2008	2007	Change	Change
Net revenue	$97,208,685	$23,757,731	73,450,954	309.2%
Cost of revenue	70,438,683	16,961,534	53,477,149	315.3%
Gross profit	26,770,002	6,796,197	19,973,805	293.9%
Operating expenses	6,962,328	2,540,418	4,421,910	174.1%
Interest and financing costs	5,244,592	94,662	5,149,930	5,440.3%
Net income	13,056,965	4,315,357	8,741,608	202.6%

Revenues.  The increase in revenues was due to an increase in the volume of feed products that we sold and the acquisition of the 28 hog farms.  The increase in feed product sales was a result of expanding our distribution channels by the opening of additional exclusive distribution stores for our products.  We experienced favorable market conditions which increased the demand for our feed products.  We experienced favorable market conditions that increased the demand for our feed products.  A stronger “AgFeed” brand name allowed us to successfully pass through two price increases to premix feed customers in the second quarter of 2008. Due to softening in the market for hog prices, we experienced a decrease in the selling price for our hogs during the quarter ended September 30, 2008. However, as a result of economies of scale, we were able to reduce hog production cost through centralized raw materials purchases, sales and marketing channel, and finance and internal control management.

Cost of Goods Sold. We experienced moderate increases in the unit cost of goods sold for three business segments, during the nine month period ended September 30, 2008 compared to the same period in 2007. The cost of goods sold included costs in both premix feed and hog production. These raw materials constitute approximately 70% of our raw material costs.  We are presently experiencing flat pricing in corn and declining prices in soybean meal.

Gross Profit.  Gross margins decreased to 27.54% from 28.61% during the nine months ended September 30, 2008 as compared to the same period last year.  The decrease in gross margin can be attributed to the increase in the cost of hog feed during the 2008 third quarter, coupled with falling sales price of hogs in the same period, offset by key developments in the first half of 2008, including and expansion of our product distribution channels, increased economies of scale in both feed and hog production, and our entry into long term contracts for key product ingredients which locked in favorable cost savings.

Selling, General and Administrative Expenses. General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. The increase in our selling, general and administrative expense also reflects the addition of out new subsidiaries, which had a total of approximately $2,971,042 in selling, general and administrative expenses during the nine months ended September 30, 2008. Prepaid rent of land, property, plant and equipment for acquired hog farms represents the majority of the general and administrative expenses for the three months ended September 30,2008. Selling expenses for the period increased by 63.65% due to the 309.17% increase in revenues and the costs associated with entering markets in neighboring provinces, as well as the addition of our new subsidiaries. We attempted to control our selling expenses through the use of strict cost controls and efficient use of our distribution channels.

Interest and Financing Costs. We incurred interest and financing costs of $5,244,592 during the nine months ended September 30, 2008, principally as a result of the issuance of $19 million principal amount of convertible notes issued during February 2008. $15.2 million of the convertible notes were converted into shares of common stock during the nine months ended September 30, 2008, resulting in accelerated amortization of the debt issuance costs and debts discounts amounting to $4,834,242 during the nine months ended September 30, 2008. These are non-recurring charges.

Due to continual appreciation in RMB against the USD, we incurred a loss on foreign translation of $553,753 during the nine months ended September 30, 2008, as we could not timely convert USD deposits into RMB as a result of bank policies and banking rules in the PRC. This was a one time, non-recurring charge.

Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Some of our feed manufacturing companies continue to benefit from government preferential tax policies.

Net Income.   The increase in our net income was due to higher sales and significant benefits from greater economies of scale in our business and increased operating efficiency as described above. These increases were offset by one time, non-operational related charges and interest expenses associated with the conversion of a portion of the $19 million of convertible notes by investors during the three months ended September 30, 2008. We benefited from tax exempt status for our hog production business.

The current decline in hog pricea is likely to drive smaller competitors out of the business while enhancing the position of AgFeed as the largest hog farm owner in terms of hog production. We currently estimate that the hog prices will recover and experience a steady rise in 2009.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended Sepyember 30, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

Recent financing

At September 30, 2008, we had $15,565,123 in cash and cash equivalents on hand.

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

During first quarter of 2008, we completed a $41,000,000 financing.  We received aggregate gross proceeds of $22,000,032 through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19,000,000 through the issuance of three year convertible notes bearing interest at 7% per annum and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants which are exercisable immediately and have a $10 strike price.  We paid $3,432,670 related to the sale of shares and $1,716,666 related to the issuance of the convertible notes.

During the year ended December 31, 2007, we completed two private placement offerings of our securities.  Through the final closing of the first private placement offering on April 29, 2007, we received aggregate gross proceeds of $6,830,259 from the sale of an aggregate of 2,276,753 units to 37 accredited investors. Each unit was priced at $3.00 and represented one share of our common stock and a warrant to purchase eight percent of one share of common stock.  Accordingly, we issued an aggregate of 2,276,753 shares of our common stock and warrants to purchase an aggregate of 182,146 shares of our common stock to the 37 accredited investors who participated in this offering.  In connection with the private placement, fees of eight percent of the securities placed were paid in cash and a number of common stock purchase warrants equal to eight percent of the units placed were paid to participating dealers and one finder.  Accordingly, we paid $546,421 and issued warrants to purchase 182,141 shares of our common stock to the participating dealers and finder.  All of the common stock purchase warrants issued have a three-year term and have an initial exercise price of $5.00.  We received net proceeds from the private placement of $6,247,503, after deduction of the costs associated with the financing of $582,756

On June 22, 2007, we completed a second private placement offering pursuant to which we sold 750,000 units at an offering price of $4.00 per unit for gross proceeds of $3,000,000.  Each unit sold consisted of one share of common stock and one warrant to purchase 25 percent of one share of common stock.  Accordingly, we issued 750,000 shares of our common stock and warrants to purchase 187,500 shares of our common stock to the one accredited investor that participated in this offering.  In connection with this private placement offering, a fee of eight percent of the securities placed was paid in cash and a number of common stock purchase warrants equal to eight percent of the units placed were paid to a finder.  Accordingly, we paid $240,000 in cash and issued warrants to purchase 60,000 shares of our common stock to the finder.  All stock purchase warrants are exercisable for a period of three years at an exercise price of $5.60 per share.  We received net proceeds from the private placement of $2,760,000, after deduction of costs associated with the financing.

As of September 30, 2008, we had no notes payable outstanding. The loans that were outstanding were paid in full during the second quarter of 2008.

During the nine months ended September 30, 2008, we generated $11,347,806 of cash from our operating activities. The cash was generated was primarily due to net income of $13,056,965, non-cash expenses of $4,834,243 offset by an increase in operating assets, net of $8,049,945.

We used $74,259,097 in investing activities during the nine month period ended September 30, 2008; of which $9,052,476 was for the acquisition of property and equipment, and $65,134,359 for the acquisition of the 28 hog farms and one feed company.

We received $70,317,733 in cash from financing activities.  During the nine months ended September 30, 2008, we received $57,200,058 from the sale of our securities and paid $6,079,530 in offering costs. We also received $19,000,000 from the issuance of convertible notes and warrants, of which the Company paid $1,716,666 for the cost of issuing the convertible notes and warrants. In addition, warrants holders exercised 269,456 warrants resulting in gross proceeds to us of $2,138,848 and minority interest holders contributed $936,320.

At September 30, 2008, our accounts receivable balance was approximately $10.5 million. There are no accounts receivable for hog sales because the farmers purchasing hogs from us generally pay cash.

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

The majority of the Company’s revenues and expenses were denominated in RMB, the currency of the PRC.  There is no assurance that exchange rates between the RMB and the USD will remain stable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including Junhong Xiong, our Chief Executive Officer and Liangfan Yan, our Chief Financial Officer. Based upon that evaluation, Messrs. Xiong and Yan concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Item 1A.. Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

AgFeed Industries, Inc.

November 13, 2008	By:	/s/ Xiong Junhong

Xiong Junhong Chief Executive Officer (Principal Executive Officer)

November 13, 2008	By:	/s/ Liangfan Yan

Liangfan Yan Chief Financial Officer (Principal Financial and Accounting Officer)