Form 10-K
period 2008-12-31
Agfeed Industries, Inc
filed 2009-03-16
CIK 1331427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File No. 001-33674

AgFeed Industries, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2597168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rm. A1001-1002, Tower 16
Hengmao Int'l Center
333 S. Guangchang Rd.
Nanchang, Jiangxi Province, PRC 330003
(Address of Principal Executive Offices, including zip code)

011-86-0791-6669093
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
Yes  ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☒

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

On March 10, 2009, 38,300,436 shares of the registrant’s common stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 was approximately $280,527,067.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2009 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2008 are incorporated by reference into Part III of this annual report.

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

PART I

In this Annual Report on Form 10-K, we will refer to AgFeed Industries, Inc., a Nevada corporation, as "AgFeed," "our company," "we," "us," and "our."

Item 1.  Business.

OVERVIEW

We are a Nevada corporation engaged in the feed and commercial hog producing business in the People's Republic of China ("China" or the “PRC”) through our operating subsidiaries. Our principal executive offices are located at Rm. A1001-1002, Tower 16, Hengmao Int'l Center, 333 S. Guangchang Rd., Nanchang, Jiangxi Province, PRC 330003. Our telephone number is +86-0791-6669099. Our website is http://www.agfeedinc.com.

Our feed business consists of the research and development, manufacture, marketing and sale of premix feed and blended feed for use in the domestic animal husbandry markets, primarily for hog production in China.  Premix is an animal feed additive that is broadly used in commercial animal production worldwide. The use of premix feed can significantly reduce an animal’s growth cycle, enabling the animal to reach market size sooner. We have been in the premix feed business since 1995 and now operate five premix feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan.

We entered the hog breeding and production business in November 2007.  In this business, we mainly produce hogs for slaughter and sell breeding stock.  We have one breeder farm and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.

We were incorporated as Wallace Mountain Resources Corp. on March 30, 2005 in Nevada.  Since October 31, 2006, our principal place of business has been based in China.  As a result of a merger into a wholly-owned subsidiary, we changed our name to AgFeed Industries, Inc. on November 17, 2006.

FEED BUSINESS

We manufacture, distribute, market and sell two main product lines - additive premix fodder for use in all stages of a pig’s life, and blended feeds. We conduct these operations through our subsidiaries Nanchang Best Animal Husbandry Co., Ltd. (“Nanchang Best”), Shanghai Best Animal Husbandry Co., Ltd. (“Shanghai Best”), Guangzxi Huijie Sci. & Tech. Feed Co., Ltd., (“Guangxi Huijie”), Shandong AgFeed Agribusiness Co., Ltd. ("Shandong Feed"), and Hainan HopeJia Feed Co., Ltd. ("HopeJia"). We also provide extensive technical and veterinary support free of charge to our customers.

Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong Feed and HopeJia are collectively referred to as our "feed operating companies."  They operate manufacturing facilities in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces, respectively.  Nanchang Best and Guangxi Huijie are primarily responsible for our ongoing research and development efforts and share their expertise in this area with all of our manufacturing operations.  There are no formal written agreements relating to these services as each of these companies are our wholly owned subsidiaries.  AgFeed has received “Green Certification” from the Minister of Agriculture of PRC for its premix products under the brand label “BEST.” This green certification laid the ground for our Hog Farms to produce hogs providing green pork.

Products

Livestock producers may directly buy animal feed in finished form, referred to as “blended” feed, which contains a concentrate of additive premix fodder (“premix”) and the foundational grains blended together, or, they may choose to buy the premix and then combine it with protein, corn, hay, wheat and other elements readily available in the market to make their own blended feed. Additive premix fodder provides the essential amino acids and binder necessary for proper absorption of protein by pigs. Feeding pigs a balanced diet is an essential part of the pork profit equation. Management estimates that feed costs comprise 60-75% of a Chinese piggery’s expenses; therefore the quality of feed and nutrition has a significant effect on piggery profits.

Our total combined feed output in 2008 was approximately 76,324 metric tons, consisting of 41,266 metric tons of premix fodder, 34,098 metric tons of blended feed, and 960 metric tons of other feed products.

Pork premix

According to the different growth stages of a pig, different additives are necessary to accelerate the growth of the animal and provide safe products for consumption. Premix additives are composed mainly of essential amino acids, vitamins, minerals, antibiotics and growth promoters. We market 21 different brands of premix fodder that are priced from standard to premium to satisfy wide ranging customer demand. Within each brand there are 7 different mixes that correspond to the different stages of a pig’s life cycle: newborn to 15 kg, 15-30 kg, 30-60 kg, market ready, over 60 kg boar, mating/pregnant and lactating. We provide superior customer service by customizing the premix to the specific needs of each customer. Large scale pig farms are typically the biggest consumers of our premix. Our veterinarians work with these large pig farms to determine the optimal formulation of feed.

Premix sales represent approximately 54% of our annual feed revenues and carry a gross profit margin of approximately 36.8%. Our ability to formulate customized premix fodder to meet customer specifications enables us to charge a premium for our products. The average price of our premix is $875/metric ton. We are also able to justify premium pricing due to the strong brand name recognition of our operating companies, hands-on after market support, and superior, more effective products developed as a result of a strong R&D program. Large scale piggeries are willing to pay a premium for more effective products as they are concerned with producing healthy piglets, controlling disease and marketing profitable pork products.

Piglet blended feed

Our piglet blended feed is designed to both nourish and protect newborns and is composed primarily of proteins, such as fish meal and soy bean (30%), and raw material grains, such as corn and chaff (roughly 65%). Local climate and environment also influence the formulation of the piglet blend.

We sell blended feed for an average price of $658/metric ton. Blended feed contributes approximately 45% to our total feed revenues and has a gross margin of approximately 17.2%. As a result of government policies aimed at enhancing the commercialization of the hog industry and greater regulation requiring safeguards to the country’s food supply and food safety, we enjoy strong competitive edge in the pork premix feed market and the piglet blended feed market.

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

China’s feed manufacturing industry is second only to the United States in volume. The feed industry grew to approximately 66 million tons in 1998, after growing at an annual rate of 15% from 1990 to 1998, and approximately 107 million tons in 2005 and 111 million tons in 2006.  In 2007, China's feed industry grew to 123 million tons, 112 times the size in 1980. As incomes rise in China, annual meat consumption is expected to rise from the current 53 kg per person to around 70 kg per person in the coming years. The country's annual pork consumption almost doubled from 20kg per person in 1990 to 40kg per person in 2006.  According to a report by the USDA Foreign Agricultural Services, developing countries average 24 kg per person annually while developed countries average 75 kg per person annually. It is estimated that 4 kg of feed grain are needed to produce 1 kg of pork.

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

Blended Feed Industry

According to published reports from the China Feed Industry Association and the Bureau of Animal Husbandry, Ministry of Agriculture of the PRC, the blended feed market for pork was approximately $12 and $14 billion for 2004 and 2005, respectively. The largest player in the market had approximately a 7% market share, and 40 companies shared the top 33% of the market. From 2000 to 2006, blended feed sales have grown at an average annual rate of 4.5%. From 2005 to 2006, blended feed sale growth was 4.6%.  Pork blended feed production grew approximately 0.61%, to 24.1 million metric tons, from 2006 to 2007 and sales increased 3% over 2006 levels.

Premix Industry

From 2000 to 2006, according published reports from the China Feed Industry Association and the Bureau of Animal Husbandry, Ministry of Agriculture of the PRC, premix industry sales grew at an average annual rate of 13.5%. There is no single dominant participant in China's premix market.  Pork premix production for 2007 was 2.8 million metric tons, up 5% from 2006, while sales remained level.

Sales and Marketing

Nanchang Best and Shanghai Best have aggressively marketed and promoted the “Best” brand since their inception. Guangxi Huijie markets its products under the “Huijie” brand name. HopeJia’s feed products are marketed under the brand name “HeJie” and Shandong markets its products under the “AgFeed” brand name.  Our feed operating companies send their sales force and technicians to the pig farms to educate their clients on new product developments and improvements to existing products. They also conduct educational seminars in pig farming regions to explain the benefits of a balanced, nutritious diet for pigs in producing a healthy herd and to educate farmers to properly prepare and mix feed components. While these services are not unique among premix manufacturers, we believe our services in this area are superior to our competitors as we have a highly responsive and experienced technical services team while our sales persons, most of whom majored in animal or veterinary science, are equipped with general service capabilities.  As we market and sell directly to pig farmers, we are able to collect and analyze data which assists in the preparation and design of new products. We attend agricultural conventions that take place in the market areas where we conduct business as well as in provinces that we expect to enter. We also place advertisements and promotional pieces in agricultural trade journals.

We sell our products directly to over 660 large-scale pig farms and to distributors reaching to the smaller privately-owned farms and backyard farmers. The sales data of distributors indicates that smaller farms tend to be more sensitive to price increases than the large-scale piggeries, with large-scale hog farms placing more emphasis on customer service and other ancillary services we provide.

Starting in January 2007, we began to work with independently-owned and operated premix feed product distribution stores that exclusively distribute AgFeed brand premix feed products throughout China. This program allows us to cost-effectively sell our products to the individual “mom and pop” farmer that may raise only a few hogs per year for personal consumption or for sale in the marketplace as an additional source of income. These distribution stores generally sell 3 to 5 metric tons of feed per month.  As of December 31, 2008, there were more than 1,000 locations open and operating using the AgFeed brand name.   These distributors do not pay an initiation fee to become exclusive distributors of our products but do receive marketing and technical training from our staff. Each distributor signs an exclusive agreement with us, agreeing not to sell any other brand of animal feed products and to decorate its store with approved AgFeed marketing materials and signage.  Additionally, these distributors are encouraged to buy animal health care products, such as quality vaccines and veterinary drugs that we sell as agent, benefiting from a diversified product structure.

In addition, each distributor must: (i) during a three month probationary period pass a screening process based on performance benchmarks, (ii) abide by our rules and receive ongoing training from our sales and technical staff, (iii) support the sales of new AgFeed products when launched in the distributor’s territory, and (iv) remain within our guidelines for payment of products purchased from us.

Distributors receive discounted prices from the regular wholesale listed prices and have payment terms that are typically 15 days from the date of sale. These discounted prices earn the distributors an increased gross profit margin of approximately 5-10%. They build a relationship with the small farmers that in many cases are illiterate and continue to do business as they have always done. As part of the distribution arrangement, they have a specified territory that entitles them to the exclusive right to sell AgFeed products to small farm owners in that territory.

As of December 31, 2008, each of the feed operating companies has the following customers for their respective feed products:

	Local Distributors	Large Scale Pig Farm	Distribution Chain Stores	Total
Nanchang Best	85	202	320	607
Shanghai Best	138	206	191	535
Guangxi Huijie	126	189	301	616
Shandong Feed	78	15	101	194
HopeJia	46	57	89	192

Suppliers

Normally, purchases of raw materials are made on an “as needed” basis each month. Orders are managed by both our warehouse and purchasing managers together, each of whom is familiar with on-site inventory levels. We sign long-term contracts with leading soybean meal suppliers when our purchasing specialists deem it appropriate.  We have also established long-term relationships with “accredited key suppliers” by setting up five supply bases in China’s largest corn production areas which centralize our purchasing and logistics resources, and reduce and remove agent commissions.

We have implemented a "supplier accreditation system."  Regularly, suppliers of raw materials are jointly selected and rated by our purchasing center and technical center according to the quality of their supplies, price and credit record. Generally, all of our purchases are made from qualified suppliers. Raw materials are generally purchased by our purchasing center to take advantage of the economies of scale associated with our size.

Research and Development

We engage in continuous research and development to maintain a competitive advantage in the marketplace and keep pace with current developments.  We conduct these activities primarily through Nanchang Best and Guangxi Huijie. Their research and development results are shared with each of the feed operating companies. We also sponsor research alliances with Jiangxi Agricultural University, South China Agricultural University, Nanjing Agricultural University and Zhejiang Agricultural University.

In addition to sponsoring national and provincial academic research projects at various academic institutions, in November 2004, Nanchang Best launched a fund called Best Fund contributing RMB 98,000 (US$12,250) to sponsor 12 research projects at Jiangxi Agricultural University. Nanchang Best retains proprietary rights to any research findings from these projects.

Intellectual Property

We have registered the "AgFeed," “Best,” “Huijie,” and "HeJie" trade names used on our products with the China Trademark Bureau and these names are known in the provinces in which we conduct business.  We do not hold any patents or intend to apply for patents on proprietary technology or formulas relating to our feed products. The formulas for our feed products are considered trade secrets and are protected as such.

Government and Environmental Regulation

Our feed products and services are subject to substantial regulation by governmental agencies responsible for the agricultural and commerce industries.  We are required to obtain business and company registrations and production licenses under the laws and regulations of the PRC, the provincial governments of Jiangxi, Shanghai, Hainan, Shandong, and Guangxi provinces and the Shanghai City government.  All of our feed products are certified on a regular basis and must be in compliance with the laws and regulations of provincial and other local governments and industry agencies.

Prior to engaging in any production or marketing of feed products, all products must receive a earned formal approval production number pursuant to the National Code of Feed and Feed Additives, promulgated by the National State Council of the PRC and qualified products reports from the Technology and Supervision Bureau.  All of our feed products have earned these formal approvals, which are valid for five years from the date of issuance.

There is no material cost in obtaining and maintaining these licenses, but it is illegal to do business without them.  If any production license or product permit were lost, production would need to cease until a new license or permit was obtained, which would likely take a minimum of 30 to 45 days to receive, and the loss of which would result in the possibility of regulatory fines.

We are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations involving pollutant discharge and air, water and noise pollution.

The central government, through the Ministry of Agriculture, issues production licenses. The Ministry of Agriculture dispatches officials at the local level to review staff qualifications, production facilities, quality control, and management departments for competency.  These licenses are valid for five years from the date of issuance.

Provincial production permits are also required for all entities involved in the manufacture of animal feed and feed components.  Provincial permits are issued for all products manufactured at each facility. Each facility has the necessary permits for all products produced at each of our operating facilities. These permits are valid for five years from the date of issuance.

Competition

The premix market in China is particularly fragmented with many companies and locally recognized brands. The largest player in the premix industry commands slightly more than 1% of the national market and no one company has yet taken a sizable market lead in terms of service, brand, or technology. Nanchang Best leads the pork premix market in the Jiangxi Province with an approximate 4% market share and also sells its products in neighboring regions such as Hubei, Henan and Fujian. Nanchang Best faces price competition from Da Bei Nong, one of its competitors in the large-scale farm market.  We believe Da Bei Nong’s service is considered inferior to Nanchang Best’s, which has contributed to Nanchang Best's ability to maintain its lead in sales.

Sales made by Nanchang Best and Shanghai Best in Fujian province face strong competition in the large-scale piggery market from Fuj Minke Biology Company, which has well-known service, a flexible credit policy, and prices that are competitive with, if not lower than, the prices at which Nanchang Best and Shanghai Best sell their products. While both Nanchang Best and Shanghai Best are working to further develop and strengthen their connections to large-scale farms, Fuj Minke Biology Company does not pose a threat to their distributor sales.

Zheng Da, the Sino-Thai joint venture of Charoen Pokphand, the largest business conglomerate in Thailand, is one of the largest premix producers.  However, based on informal discussions that we have had with our customers, its prices tend to be higher than the prices at which Nanchang Best and Shanghai Best sell their products, though there is not a significant difference in the quality of their products. Zheng Da focuses only on the distributor market.

Based on our independent investigations in the Shanghai area, Xinnong leads the market in sales with approximately 15,000 metric tons per year, competing directly with Shanghai Best on both pricing and service to large scale piggeries.

Guangxi Huijie has an approximate 13% share of the overall feed market in its home province of Guangxi and competes directly with Guangxi Provimi. Guangxi Provimi sells the same products as Guangxi Huijie at similar price points and is considered by the marketplace to offer a product of similar quality to Guangxi Huijie’s.  We believe that Guangxi Provimi does not provide the same quality of after sale technical support to its customers.  Guangxi Huijie stands out in its market by providing its independently-owned distribution stores with an all-inclusive product package that includes quality veterinary drugs, vaccines, raw materials and breeders in addition to animal feed.

HopeJia leads the premix market in Hainan Province with an approximate 25% market share.  The direct competition facing HopeJia is not its competitors, but its own ability to upgrade customized products. HopeJia is enhancing its competitiveness in the blended feed market, benefiting from the economies of scale resulting from the synergies in our businesses.  It mainly competes with SBT and JiaDa as they have lower prices and have been in business in this area longer than HopeJia.

Shandong Feed is a newly founded premix feed company in Shandong Province.  Benefiting from AgFeed’s 14 year experience in the manufacturing, research and development, sales and marketing of pork premix feed, it is winning increasingly broader acceptance from the customers with its quality and high cost performance.

Employees

As of December 31, 2008, our feed operating companies had a total of 459 employees. The breakdown of our employees by location and department is:

	Nanchang Best	Shanghai Best	Guangxi Huijie	Shandong Feed	HopeJia

Management	2	2	2	2	2
General Administration and Human Resources	9	10	8	2	7
Production	39	21	50	12	36
Sales	56	31	42	29	23
Purchasing	1	1	3	1	1
Finance	7	6	5	3	3
Technical Services	7	2	2	1	3
Quality Control	2	2	7	3	5
Research and Development	2	1	4	1	1

Facilities

Nanchang Best is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province. It owns three buildings, one each for the office, manufacturing and an employee dormitory. Nanchang Best has been granted the right to use the land in Nanchang by the Municipal Administration of State-Owned Land through December, 2049.

Shanghai Best is located in Qingcun Town, Fengxian District, Shanghai. It rents two workshop buildings and office space on which it conducts all manufacturing and business operations. The annual rent on the Shanghai property is approximately $80,000 and the lease runs through December 2017.

Guangxi Huijie is located in Coastal Industrial Park, Liangqin District, Nanning City, Guangxi Province. Guangxu Huijie owns three buildings, an office building, production plant and an employee dormitory. The right to use the land was granted by Housing Bureau and Land Administrative Bureau of Langqin District, Nanning City through October, 2056.

Shandong Feed is located at No. 4 Chuangye Street, East New Area, in the city of Taian, Shandong Province.  This facility consists of four buildings, one each for manufacturing, offices, warehouse and dormitory facilities. Shandong Feed has been granted the right to use this land by the Shandong Provisional Government through July, 2052.

HopeJia is located on South Wuting Road, Laocheng Development Zone, Chengmai County, Hainan Province.  HopeJia owns three buildings, an office building, production plant and an employee dormitory. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Hainan Province through Januar,y 2056.

Commercial Hog Producing Business

We raise, breed and sell hogs for use in China's pork production and hog breeding markets.  We own one breeder farm and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.

We entered the hog farming business on November 9, 2007 as a result of our acquisition of ninety percent (90%) of the capital stock of Lushan Breeder Pig Farm Co., Ltd. ("Lushan").  Lushan owns and operates a breeder hog farm occupying 258,000 square meters located in the town of Hualin in Xingzi County, Jiangxi Province.  Lushan is a mid-scale hog farm engaged in the business of raising, breeding and selling hogs in the PRC for use in the pork production market in the PRC.  Lushan operates as a majority-owned subsidiary of Nanchang Best.  In 2008, we acquired at least a majority interest in 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces through our subsidiaries - Nanchang Best, Shanghai Best, Guangxi Huijie and Jiangxi Best Swine Development Co. ("Best Swine").

Hog Production

Our 29 meat hog producing farms generate revenue primarily from the sale of meat hogs to slaughterhouses.  Our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces.

Lushan generates revenue primarily from the sale of breeder hogs to commercial hog farms and, to a lesser extent, the sale of meat hogs to hog slaughterhouses.  It also generates revenue by providing consulting services to hog farmers in the areas of feed production, feed formulation and veterinary services.  Lushan's customers include large-scale hog farms, mid-scale hog farms and small-scale farms.  Our breeder hogs are sold throughout the PRC, primarily in southeastern China.

Breeder hogs are either purebred hogs or crossbred hogs that have the genetic trait for mating.  Lushan uses hogs that contain this trait for breeding and it also sells them to commercial meat hog farms throughout the PRC so that the commercial farms may use the hogs in their own reproduction programs.  Commercial sows (parent stock) are used for gestating and producing piglets.

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

Market Description

General

China is the world’s biggest hog producer and pork consumer; the global pig meat market is dominated by China.  According to statistics from the US Department of Agriculture, China produces 50% of all the pig meat production in the world. For 2009, China is expected to produce close to 47.0 million metric tons of an estimated world production of approximately 95.0 million metric tons.

According to a 2008 Agricultural Report published by Purdue University, China’s pork production in 2009 is forecast to recover 3% to 46.8 million metric tons up from the 2008 production of approximately 45.6 million metric tons.  China had approximately 592 million head of hogs at the end of 2008, up from 2006 and 2007.  Production in those years was affected by PRRS (Blue Ear Disease).  This disease is now effectively under control and is not anticipated to have a negative effect on China's hog production in 2009.  During late 2007 and the first half of 2008, short pork supplies pushed prices up sharply. Increased food prices were major factors in the rise of China's consumer price index.

China consumes over 500 million pigs a year.  In terms of meat consumption in China, beef accounts for approximately 9%, poultry for approximately 21% and pork for approximately 65% of total Chinese consumption, according to the National Statistics Bureau of China.  China’s pork consumption is forecast to increase to 47.0 million metric tons up from 44.9 million metric tons in 2008, an increase of about 3%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 45%.

Urbanization and the growth of the middle class (250 million people in 2008) along with PRC policies protecting the swine industry reflect the importance of hog production as a social, economic and security issue for the consumer market in China. The PRC instituted a number of laws to induce swine production. On January 1, 2008, the State Council announced a new regulation exempting companies involved in hog rearing from corporate income tax. Additionally, the Food Safety Law, which becomes effective on June 1, 2009, allows the government to take affirmative action that will strengthen food safety control “from the production line to the dining table.” The PRC Government is creating a hog futures exchange to permit hedging of contracts.  This is expected to be operational in the latter half of 2009.  Further, the Government has developed a "Strategic Meat Reserve" that is stocked predominantly with pork reserves and a live herd of 500,000 pigs.  These policies and programs stress the value the central PRC Government places on hog production.

Meat Hogs

According to the Foreign Agricultural Services, the PRC is the world’s largest producer of pork and pork is the most widely-consumed meat in the PRC.  The Foreign Agricultural Services determined that pork accounted for 65% of the total meat production in the PRC in 2008. A 2008 Agricultural Report published by Purdue University forecasts that China’s pork imports in 2009 may increase by nine percent to 555,000 million metric tons slightly up from 505,000 million metric tons in 2008. Strong demand and short supply are forecast to drive imports, although it appears the recent downturn in the global economic picture will curtail the Chinese import of both frozen and live swine.  There are over 40 local pig breeds in China.  Chinese farms are looking to import foreign breeds that may improve the genetic profile of the PRC's hog population, with the result being healthier animals and lower production costs.

Meat hog production in the PRC is dominated by backyard farms (those that sell 5-10 hogs annually) and small farms (those that sell less than 100 hogs annually).  These farms accounted for an estimated 75% of all PRC hog production during 2008.  These farms sell their products to local rural markets.  The remaining 25% of the PRC's hog production comes from larger farms - those that sell between 100 and 500 head a year account for 21% of the production, those that sell between 500 and 10,000 head account for an additional 3% and those that sell between 10,000 and 50,000 hogs account for the remaining 2% of the annual production.

Suppliers

Feed is the most significant cost of operating a hog farm.  Historically, our Hog Farms purchased feed products and raw materials such as corn and soybeans from several feed suppliers under short-term contracts.  Under our ownership, the Hog Farms primarily use our premix as the base of their feed supply and enter into long-term contracts with the suppliers of feed additives in order to meet their feed requirements.  The use of our premix laid the groundwork for our Hog Farms to produce hogs that are accredited as "green" pork.

Research and Development

We have a seven member research and development team devoted to hog farming.  Two members of the team have doctorate degrees and three have masters degrees in veterinary science and/or animal breeding and genetics.  We are participants in two ongoing research programs.  We have been selected into the National Hog Production System, where individuals from China's top 52 hog farms share their expertise and research and development results.  We are also a member of the National Pig Genetics Association which focuses on the selection of high-lean meat breeder hogs and the other program focuses on improving the reproductive traits of breeder hogs.

Intellectual Property

Lushan has developed advanced mating technologies that are designed for foreign and domestic breeder hogs.  It employs proprietary techniques to manage mating patterns.  We do not hold any patents covering these technologies and have no present intention to apply for patents on them.

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

The Agricultural Department of Jiangxi Province issued a Breeder Hog Farm License to Lushan which is valid until April 1, 2010 and is renewable in three-year increments.

Competition

The hog production business in the PRC is highly segmented.  As we discussed above, about 75% of the hogs produced in the country are produced by smaller farms, who sell their inventory to rural markets.  Of the remaining 25% of hog producers, they are spread throughout the entirety of the PRC and the market for their inventory tends to be within their geographic territory.  AgFeed primarily markets its products within Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces and the territory of the surrounding provinces that is close in proximity to our Hog Farms.  As a result, we compete broadly with the producers in these geographic regions.  However, none of our Hog Farms face competition from one or two single, significant customers.  Our hog production business occupies the whole of southeastern China, including the metropolitan areas of Shanghai and Hong Kong.

Employees

As of December 31, 2008, our hog farms had a total of 1,398 employees, 51 of whom are employed by Lushan. The breakdown of our employees by location and department is:

	Lushan	Meat Hog Producing Farms
General Management	1	90
Production Administration and Technicians	6	238
Research and Development	1	5
Farm Labor	31	747
Finance	4	86
Administration	8	181

Facilities

Breeder Farm

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

Meat Hog Producing Farms

Wannian Xiandai Animal Husbandry Limited Liability Co. (“Wannian”), a wholly owned subsidiary of Nanchang Best, is located in Nanyan village in the town of Peimei in Wannian county, Jiangxi Province.  Wannian subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from January 3, 2008.

Jiangxi Huyun Livestock Co., Ltd. (“Huyun”), a majority owned subsidiary of Nanchang Best, is located in the town of Huyun in Wannian county, Jiangxi Province. Huyun subleases the property from the other shareholders of Huyun and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from January 3, 2008.

Ganzhou Green Animal Husbandry Develop. Co., Ltd. (“Ganzhou”), a majority owned subsidiary of Nanchang Best, is located in Yuliang village in the town of Hengshui in Chingyi County, Ganzhou City, Jiangxi Province.  Ganzhou subleases the property from the other shareholders of Ganzhou and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from January 4, 2008.

Gang Feng Animal Husbandry Co., Ltd. (“Gang Feng”), a wholly owned subsidiary of Nanchang Best, is located in the town of Fenglin in Dean county, Jiangxi Province. Gang Feng subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 6 and 1/2 years from January 7, 2008.

Yichun Tianpeng Domestic Livestock Farm, Ltd. ("Yichun"), a majority owned subsidiary of Nanchang Best, is located in Nanmiao Township, Yichun City, Jiangxi Province.  Yichun subleases the property from the other shareholders of Yichun and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from January 9, 2008.

Zhejiang Pinghu Yongxin Hog Farm (“Zhejiang Yongxin”), a wholly owned subsidiary of Nanchang Best, is located in Pinghu City, Zhejiang Province.  Zhejiang Yongxin subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 12 years from April 18, 2008.

Shanghai Fengxian Hog Farm (“Shanghai Fengxian”), a wholly owned subsidiary of Nanchang Best, is located in Yuantong Village, Qianqiao Town, Fengxian District, Shanghai City.  Shanghai Fengxian subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 14 years from May 1, 2008.

Shanghai Tuanxi Hog Farm (“Shanghai Tuanxi”), a wholly owned subsidiary of Nanchang Best, is located in Tuanxi Village, Datuan Town, Nanjiang District, Shanghai.  Shanghai Tuanxi subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from May 1, 2008.

Shanghai Senrong Hog Farm (“Shanghai Senrong”), a wholly owned subsidiary of Nanchang Best, is located in Wanglong Village, Xinnong Town, Jinshan District, Shanghai.  Shanghai Senrong subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 1, 2008.

Fujian Xiamen Muxin Hog Farm (“Fujian Muxin”), a wholly owned subsidiary of Nanchang Best, is located in Tongan District, Xiamen City, Fujian Province.  Fujian Muxin subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from April 30, 2008.

Xiamen Yuanshengtai Food Co., Ltd. (“Fujian Yuanshengtai”), a wholly owned subsidiary of Nanchang Best, is located in Xiamen, Fujian Province.  Fujian Yuanshengtai subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from April 30, 2008.

Jiangxi Zhiliang Hog Farm (Jiangxi Zhiliang”), a wholly owned subsidiary of Nanchang Best, is located in Gancaoqian Village, Dayangzhou, Xingan County, Jiangxi Province. Jiangxi Zhiliang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 22 years from April 30, 2008.

Shanghai WeiSheng Hog Raising Co., Ltd.(“Shanghai Weisheng”), a wholly owned subsidiary of Nanchang Best, is located in the Jinshan District, Shanghai City.  Shanghai Weisheng subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 30 years from June 1, 2008.

Nanping Minkang Hog Farm (“Nanping Minkang”), a wholly owned subsidiary of Shanghai Best, is located in the Fujian Province.  Nanping Minkang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from September 17, 2008.

Guangdong Lianjiang Xinfa Hog Farm (“Guangdong Xinfa”), a majority owned subsidiary of Guangxi Huijie, is located in Lianjiang City, Guangdong Province.  Guangdong Xinfa subleases the property from the other shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from May 30, 2008.

Guangxi Nanning Wanghua Hog Farm (“Guangxi Wanghua”), a wholly owned subsidiary of Guangxi Huijie, is located in Nanning City, Guangxi Province.  Guangxi Wanghua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from May 30, 2008.

Guangxi Linxing Hog Farm (“Guangxi Linxing”), a wholly owned subsidiary of Guangxi Wanghua, is located in Guangxi Province.  Guangxi Linxing subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from September 20, 2008.

Nanning Shunhua Hog Farm Co., Ltd. (“Nanning Shunhua”), a wholly owned subsidiary of Guangxi Wanghua, is located in Guangxi Province.  Nanning Shunhua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from October 28, 2008.

Nanning Shunan Hog Farm Co., Ltd.(“Nanning Shunan”), a wholly owned subsidiary of Guangxi Wanghua, is located in Guangxi Province.  Nanning Shunan subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from October 29, 2008.

Guangxi Guigang Gangda Hog Farm (“Guangxi Gangda”), a wholly owned subsidiary of Guangxi Huijie, is located in Guigang City, Guangxi Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Guangxi Gangda. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through March 31, 2025

Guangxi Gangxuan Hog Farm Co., Ltd. (“Guangxi Gangxuan”), a wholly owned subsidiary of Guangxi Gangda, is located in Guangxi Province.  Guangxi Gangxuan subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 11 years from September 20, 2008.

Guangxi Xingye Guihong Hog Farm (“Guangxi Guihong”), a wholly owned subsidiary of Guangxi Huijie, is located in Kuiyang Town, Xingye County, Yulin City, Guangxi Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Guangxi Guihong. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through May 30,2025.

Hainan Haikou Meilan Hog Farm (“Hainan Meilan”), a wholly owned subsidiary of Guangxi Huijie, is located in Xianlai Village, Dazhipo Town, Haikou City, Hainan Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Hainan Meilan.  The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through April 12, 2033.

Hainan Haikou Wohao Hog Farm (“Hainan Wohao”), a wholly owned subsidiary of Guangxi Huijie, is located in Fuan Village, Shishan Town, Xiuying District, Haikou City, Hainan Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Hainan Wohao. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through April 18, 2038.

Guangxi Guilin Fuzhi Hog Farm (“Guangxi Fuzhi”), a majority owned subsidiary of Guangxi Huijie, is located in Sujia Village, Zhalin Town, Yanshan District, Guilin City, Guangxi Province.  Guanxi Fuzhi subleases the property from the other shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 20 years from May 30, 2008.

Best Swine is currently being constructed on land situated in Futian Township, Wuning County, Jiangxi Province.

Fujian Jianhua Hog Farm (“Fujian Jianhua”), a wholly owned subsidiary of Best Swine, is located in Xudun Town, Jian’ou City, Fujian Province.  Fujian Jianhua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from April 22, 2008.

Fujian Fengxiang Agribusiness Co., Ltd. (“Fujian Fengxiang”), a wholly owned subsidiary of Best Swine, is located in Mawei District, Fuzhou City, Fujian Province.  Fujian Fengxiang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from April 30, 2008.

Nanping Kangda Animal Husbandry Co., Ltd. (“Nanping Kangda”), a wholly owned subsidiary of Best Swine, is located in Yanping District, Nanping City, Fujian Province.  Nanping Kangda subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 27, 2008.

Fujian Jianxi Breeder Hog Farm Co., Ltd. (“Fujian Jianxi”), a wholly owned subsidiary of Best Swine, is located in Zhishan District, Jianou City, Fujian Province.  Fujian Jianxi subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 25, 2008.

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

On October 31, 2006, we entered into and closed a share purchase agreement with Nanchang Best and each of Nanchang Best’s shareholders. Pursuant to this agreement, we acquired all of the issued and outstanding capital stock of Nanchang Best from the Nanchang Best shareholders in exchange for 5,376,000 shares of common stock.

Contemporaneously, on October 31, 2006, we entered into and closed a share purchase agreement with Shanghai Best, and each of Shanghai Best’s shareholders. Pursuant to this agreement, we acquire all of the issued and outstanding capital stock of Shanghai Best from the Shanghai Best shareholders in exchange for 1,024,000 shares of common stock.

Concurrently with the closing of these transactions and as a condition thereof, we entered into an agreement with Robert Gelfand, our former President and Chief Financial Officer, pursuant to which Mr. Gelfand returned 2,600,000 shares of our common stock to the treasury for cancellation. Mr. Gelfand was not compensated in any way for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had an aggregate of 8,000,000 shares of common stock issued and outstanding. The shares of common stock issued to the shareholders of Nanchang Best and Shanghai Best were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Subsequent to the acquisition of Nanchang Best and Shanghai Best, on October 31, 2006, Robert Gelfand resigned as our sole officer and Dr. Songyan Li was appointed as a director. On November 17, 2006, we declared a stock dividend of two additional shares of common stock for each share of common stock outstanding, and changed our name to AgFeed Industries, Inc.

On December 20, 2006, we acquired all the outstanding shares of Guangxi Huijie for a total purchase price of 8,600,000 Chinese yuan renminbi ("RMB") (approximately US$1.1 million). We obtained the funds needed to complete this acquisition by borrowing RMB8,600,000 from Sunrise Capital International, Inc. This loan accrued interest at the rate of seven percent per annum and all accrued interest and the principal amount of this loan was due and payable on June 20, 2007. We were permitted to prepay this note without penalty and did so in March 2007. Mr. Sheng Zhou, the brother of our corporate secretary and treasurer, Feng Zhou, is a director of Sunrise Capital, which is owned by his sister-in-law, Ms. Chun Mei Chang.

On June 24, 2008, we completed the acquisition of premix feed company HopeJia for a negotiated purchase price of RMB28,600,000 (approximately US$4.2 million).

On November 9, 2007, we acquired 90% of the issued and outstanding capital stock of Lushan, a hog breeding operation. The aggregate purchase price was RMB20,112,020, equivalent to approximately US$2.7 million on the date of the transaction. In connection with this transaction, we also assumed and satisfied at closing RMB4,919,980 (approximately US$660,400) of indebtedness owed by Lushan.  The acquisition of Lushan marked our entrance into the hog production business.  Since November 2007, we have acquired 30 operating meat hog producing farms.

In January 2008, we acquired at least a majority interest in five additional hog farms.  Specifically:

•
we acquired 70% of the issued and outstanding capital stock of Wannian on January 3rd for RMB12,250,000 (approximately US$1.7 million); we acquired the remaining 30% equity interest in Wannian on September 8th for RMB6,012,500 (approximately US$0.9 million);

•	we acquired 70% of the issued and outstanding capital stock of Huyun on January 3rd for RMB6,482,000 (approximately US$0.9 million);

•	we acquired 60% of the issued and outstanding capital stock of Ganzhou on January 4th for RMB6,480,000 (approximately US$0.9 million);

•	we acquired all of the hogs and stock of Gang Feng on January 7th for RMB4,820,000 (approximately US$0.7 million); and

•	we acquired 55% of the issued and outstanding capital stock of Yichun on January 9th for RMB8,855,000 (approximately US$1.2 million).

On March 19, 2008, Best Swine was formed as a wholly-owned subsidiary of AgFeed.  Best Swine was incorporated under the laws of the PRC on March 19, 2008 and is being situated in Futian Township, Wuning County, Jiangxi Province, PRC.  Best Swine is being built for the business of raising, breeding and selling hogs for use in PRC’s pork production and hog breeding markets.

On April 30, 2008, we acquired all of the equity interest in an additional 16 hog farms.  Specifically, we acquired:

Name of Hog Farm	Purchase Price in RMB	Purchase Price in US$ (1)

Guangxi Wanghua	26,030,000	$3.7 million
Guangxi Gangda	14,520,000	$2.1 million
Guangxi Guihong	42,500,000	$6.1 million
Hainan Meilan	14,700,000	$2.1 million
Hainan Wohao	15,200,000	$2.2 million
Guangxi Fuzhi	12,000,000	$1.7 million
Guangdong Xinfa	11,000,000	$1.6 million
Zhejiang Yongxin	10,480,000	$1.5 million
Shanghai Fengxian	35,000,000	$5.0 million
Shanghai Tuanxi	7,000,000	$1.0 million
Shanghai Senrong	30,000,000	$4.3 million
Fujian Muxin	29,320,000	$4.2 million
Fujian Yuanshengtai	26,200,000	$3.7 million
Fujian Jianhua	32,000,000	$4.6 million
Fujian Fengxiang	8,100,000	$1.2 million
Jiangxi Zhiliang	8,000,000	$1.1 million

(1)  based on then-current conversion rate

On May 28, 2008, we acquired all of the equity interest in Nanping Kangda for RMB5,821,000 (approximately US$0.9 million) and all of the equity interest in Fujian Jianxi for RMB16,338,166 (approximately US$2.4 million).

On June 25, 2008, we acquired all of the equity interest in Shanghai Weisheng for RMB12,820,000 (approximately US$1.9 million).

In September 2008, we acquired all of the equity interest in three additional hog farms.  Specifically:

•	we purchased Nanping Minkang for RMB9,865,000 (approximately US$1.4 million) on September 8th; and

•	we purchased Nanning Shunan for RMB9,256,000 (approximately US$1.4 million) and Guangxi Gangxuan for RMB8,569,000 (approximately US$1.3 million) on September 10th.

In October 2008, we acquired all of the equity interest in two more hog farms.  Specifically:

•	on October 28th, we purchased Guangxi Linxing for RMB7,850,000 (approximately US$1.2 million); and

•	on October 29th, we purchased Nanning Shunhua for RMB8,260,000 (approximately US$1.2 million).

As of December 31, 2008, we held at least a majority interest in 30 Hog Farms and five pre-mix feed operations.

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

We need to successfully integrate our acquired businesses.

We have made 30 acquisitions since entering the hog farm business in November 2007. Prior to that time, we had limited experience in growth through acquisition. Our future financial results depend upon our ability to successfully integrate the acquired businesses.  We also face pressure to adequately conduct our ongoing operations while working toward the integration of these businesses. While we are pleased with the progress of our integration efforts to date, there is no assurance that we will be able to complete the integration of the acquired businesses as projected or without disrupting other areas of our business that could have a negative effect on our future financial results.

Our acquisition strategy involves a number of risks. Even when an acquisition is completed, we may have integration issues that may not produce results as positive as management may have projected.

While we are taking a break from our acquisition program as we focus on integrating the companies we have acquired and increasing the efficiencies of our existing businesses,  we intend to grow through additional acquisitions in the future. Acquisitions involve a number of special risks, including:

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

Even though we have curtailed our aggressive acquisition of established farms, we expect to face increased competition for acquisition candidates. We cannot guarantee that we will be able to identify, acquire, or manage profitably additional businesses in the event that we resume our acquisition program. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may inadvertently assume unknown liabilities in acquisitions that we complete. Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results. Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. These obligations and liabilities could harm our financial condition and operating results.

Volatile energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically and are now volatile, which has resulted in increased and unpredictable costs for our businesses and raw materials costs for our branded feed products. Rising energy prices could adversely affect demand for our feed products and increase our operating costs, both of which would reduce our sales and operating income.

We face risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect our operating margins

Almost all of our revenues are denominated in Renminbi. Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. If the exchange rate of the Renminbi is affected by lowering its value as against the US dollar, our reported profitability when stated in US dollars will decrease. Historically, we have not engaged in exchange rate hedging activities and have no current intention of doing so.

Risks Related to Our Feed Business

We cannot be certain that our feed product innovations and marketing successes will continue.

We believe that our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing feed products through product innovation and to develop, market and produce new feed products. We cannot assure you that we will be successful in introducing, marketing and producing any new feed products or feed product innovations, or that we will develop and introduce in a timely manner innovations to our existing feed products which satisfy customer needs or achieve market acceptance. Our failure to develop new feed products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

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

The primary end-user customers for our feed products are commercial hog farms, individual farmers and slaughterhouses. Although hog prices in the PRC reached multi-year highs last year, hog prices declined during the last six months of 2008 as China substantially increased its imports of pork products. In addition, the price for corn, an important element in feed, has been volatile. A combination of lower hog sale prices and higher feed costs could constrain demand for our feed products.

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

We could be adversely affected if our customers and the ultimate consumers of our feed products lose confidence in the safety and quality of various feed products. Adverse publicity about these types of concerns, such as the recent publicity concerning the use of the substance melamine in milk and infant formula, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our feed products could adversely affect our business and financial condition.

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

Risks Related to Our Hog Farming Business

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

Hog breeding is subject to substantial licensing requirements and regulation.  In order to sell breeder hogs in the PRC a breeder hog farm must be awarded a breeder’s license by the local government authorities.  Only those breeder hog farms that have qualified staff, specialized equipment and are in segregated locations to avoid the spread of disease are eligible for licensing.  Meat hog farms do not require a license.  Currently, we have obtained a license to own and operate Lushan, our only breeder hog farm.  We need to maintain the licenses we have and, if we pursue acquisitions of other breeder hog farms, we will need to obtain additional licenses to operate those farms. Our future success in the hog farming industry depends on our ability to acquire such licenses and permits to expand our business.

Our hog farming business could be adversely affected by fluctuations in pork and commodity prices.

The price at which we sell our hogs is directly affected by the supply and demand for pork products and other proteins in the PRC, all of which are determined by the constantly changing market forces of supply and demand as well as other factors over which we have little or no control.  A downward fluctuation in the demand for pork may adversely impact our quarterly and annual results of operations for the hog farming business. Although hog prices in the PRC reached multi-year highs last year, hog prices declined during the last six months of 2008 as China substantially increased its imports of pork products. In addition, the price for corn, an important element in feed, has been volatile. Lower hog sale prices, higher feed costs, or both would have a negative effect on our results of operations.

Risks Related to Conducting Our Business in China

We are subject to economic and political risks in China over which we have little or no control, and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

All of our business is conducted in China. Doing business outside the United States, and particularly in China, subjects us to various risks and uncertainties, including changing economic and political conditions, major work stoppages, exchange rate controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

China’s economic policies could affect our business.

All of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.  While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

If the Chinese government finds that the structure for operating our Chinese businesses do not comply with Chinese governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

All of our operations are conducted through our subsidiaries in China. If we, our subsidiaries, or our corporate structure is found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in an entity in which direct foreign ownership is restricted) the relevant PRC regulatory authorities, including the administration of industry and commerce, the administration of foreign exchange and relevant agencies of the Ministry of Commerce, would have broad discretion in dealing with such violations, including:

•	revoking business and operating licenses
•	confiscating income and imposing fines and other penalties
•	requiring us to restructure our corporate structure or operations
•	restricting or prohibiting our use of proceeds from our financings to finance our business and operations in China
•	imposing conditions with which we or our subsidiaries may not be able to comply
•	forcing us to relinquish our interests in our subsidiaries

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a Western style of management, financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, and instituting business practices that meet Western standards. We may also experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability

The Chinese tax system is in a state of flux, and it is anticipated that China's tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

We may face judicial corruption in China.

Another obstacle to foreign investment in China is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s poorly developed and sometimes corrupt judicial systems.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The Communist regime in China, including a cumbersome bureaucracy, may hinder Western investment.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The government of China could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our and your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the government of China has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of China may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretations or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes where decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Limitations on the ability of our operating subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations

We are a holding company and conduct substantially all of our business through our operating subsidiaries in China. We will of necessity rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our Chinese subsidiaries are also required to set aside at least 10% of their after-tax profit based on Chinese accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50% of their registered capital. These reserves are not distributable as cash dividends. In addition, they are required to allocate a portion of its after-tax profit to its staff welfare and bonus fund at the discretion of its board of directors. Moreover, if our subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Any limitation on the ability of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our China resident shareholders to personal liability and limit our ability to acquire Chinese companies or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us.

The State Administration of Foreign Exchange (SAFE) issued a public notice in October 2005, requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. Some of our PRC resident beneficial owners have not registered with the local SAFE branch as required under SAFE regulations. The failure or inability of these PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially and adversely affected.

In addition, the National Development and Reform Commission ("NDRC") promulgated a rule in October 2004, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenues in RMB. Under our current structure, our income is primarily derived from dividend payments from our subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB are to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. Since our revenues are denominated in RMBs, any existing and future restrictions on currency exchange may limit our ability to utilize revenues to fund business activities outside of China that require foreign currencies.

Recent changes in China’s currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

Historically, China “pegged” its currency to the U.S. dollar. This meant that each unit of PRC currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping China currency low when compared to other countries gave PRC companies an unfair price advantage over foreign companies. Due to mounting pressure from outside countries, China recently reformed its economic policies to establish a floating value. As a result of this policy reform, we may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that we will be able to compete effectively with the new policies in place.

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

The admission of China into the World Trade Organization could lead to increased foreign competition for us.

Domestic competition in the animal feed industry is largely fragmented and foreign competition is minimal. However, as a result of China becoming a member of the World Trade Organization (“WTO”), import restrictions on agricultural products are expected to be reduced. The lowering of import restrictions and the WTO’s requirement for a reduction of import tariffs as a condition of membership may result in an increase of foreign products, and could in turn lead to increased competition in the domestic agricultural market.

Risks Related to our Securities

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for investors to access those assets to enforce judgments rendered against us or our directors or executive officers by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the eight month period ended August 28, 2007, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.25 per share and $1.85 per share, respectively.  Since our commencement of trading on the Nasdaq Stock Market on August 29, 2007 through March 10, 2009, the high and low sales prices of our common stock were $21.3099 and $0.90.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 10, 2009, we had outstanding 38,300,436 shares of common stock.  An aggregate of 3,880,004 shares of our common stock are issuable upon conversion of our outstanding convertible notes or upon exercise of our outstanding warrants and an aggregate of 180,000 shares of our common stock are issuable upon exercise of our outstanding options.  Sales of shares of our common stock in the public market covered under an effective registration statement, or pursuant to Rule 144, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the percentage equity interest of our shareholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share.  As of March 10, 2009, there were approximately 32,639,560 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. Although we have not entered into any agreements as of this date to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital in the private or public markets. The issuance of additional shares of our common stock:

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

Our management owns a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other shareholders.

Our principal executive officers and directors beneficially own approximately 37.61% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on, terms favorable to our other shareholders and may adversely affect your voting and other shareholders rights.

Our articles of incorporation, our bylaws and provisions of Nevada law could make it more difficult for a third party to acquire us, even if doing so could be in our shareholders’ best interest.

Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be in the best interest of our shareholders. It could be difficult for a potential bidder to acquire us because our articles of incorporation and bylaws contain provisions that may discourage takeover attempts. These provisions may limit shareholders’ ability to approve a transaction that shareholders may think is in their best interests. These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our shareholders.

Provisions of Nevada’s business combinations statute also restrict certain business combinations with interested shareholders. We have elected not to be governed by these provisions in our amended and restated articles of incorporation. However, this election may not be effective unless we meet certain conditions under the Nevada statute.

Capital outflow policies in China may hamper our ability to declare and pay dividends to our shareholders.

The PRC has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of China. In addition, under current Chinese law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We have agreed with the staff of Nasdaq to seek shareholder ratification of the issuance of our securities in our December 2008 financing.

By letter dated February 27, 2009 to the staff of The NASDAQ Stock Market, we agreed to seek shareholder ratification at its upcoming annual meeting of shareholders for the issuance of common stock and warrants in the Company's registered direct offering on December 31, 2008. In the letter and subsequent conversations with the staff of NASDAQ, we also agreed to not effect exercises of the warrants prior to obtaining shareholder ratification of the issuance. We plan to seek shareholder ratification at our upcoming annual meeting of shareholders, which we plan to hold on June 11, 2009, well before the date the warrants become exercisable.

On December 31, 2008, we issued 5,000,006 shares of our common stock and warrants to purchase 3,500,000 shares of our common stock for aggregate gross proceeds of approximately $8,750,000. The sales were made under our shelf registration statement to four institutional investors. Nasdaq Marketplace Rule 4350(i)(1)(D)(ii) requires shareholder approval for the issuance of common stock or securities exercisable for common stock equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. The shares of common stock were sold at a discount to market price, but only represented approximately 15.2% of our outstanding common stock prior to the sale, well below the 20% limit of Marketplace Rule 4350(i)(1)(D)(ii). However, the shares of our common stock issuable upon exercise of the warrants represented approximately 10.6% of our common stock prior to the sale. While the $2.50 exercise price of the warrants was greater than the market price of our common stock at the time of the sale, it was less the book value of our shares as of September 30, 2008.

Members of the Company's management having the right to vote 11,460,024 shares of the Company's common stock (representing approximately 35% of the outstanding common stock prior to the completion of the offering) have agreed to vote in favor of the ratification. The ratification will be approved if a majority of the votes cast on the ratification proposal at the annual meeting vote to approve it, not counting any votes represented by the shares of common stock issued in the offering.

If our stockholders do not ratify the issuance, the securities will remain duly issued and outstanding and the warrants will remain obligations of the Company

However, in the event that our stockholders do not ratify the issuance of these securities, Nasdaq may take formal action with respect to our issuance of the common stock and warrants, which could include a public reprimand of the Company and/or delisting our shares from the Nasdaq Global Market.

Risk Associated with the Global Economy

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our needed raw materials, thereby negatively affecting our financial results.

The recent disruptions in credit and other financial markets and deterioration of global economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to finance debt in the future;

•	impair the financial condition of some of our customers, suppliers or counterparties to our derivative instruments, thereby increasing bad debts or non-performance by suppliers; and

•	negatively impact demand for pre-mix feed or hog products, which could result in a reduction of sales, operating income and cash flows.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We lease our headquarters office, located at at Rm. A1001-1002, Tower 16, Hengmao Int'l Center, 333 S. Guangchang Rd., Nanchang, Jiangxi Province, PRC 330003.  The annual rent on this space is approximately $28,000 and the lease runs for two years through April 28, 2010.

Nanchang Best is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi Province.  It owns three buildings consisting of an office building, a factory and a dormitory.  Nanchang Best has been granted the right to use the land in Nanchang by the Municipal Administration of state-owned land through December 2049.  Nanchang Best also leases a feed manufacturing facility at No. 4 Chuangye Street, East New Area, in the city of Taian, Shandong Province.  The facility consists of four buildings, one each for manufacturing, offices, warehouse and dormitory facilities. Nanchang Best has been granted the right to use the land in Shandong by the Shandong Provisional Government through July 2052.

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

Shandong Feed is located at No. 4 Chuangye Street, East New Area, in the city of Taian, Shandong Province.  This facility consists of four buildings, one each for manufacturing, offices, warehouse and dormitory facilities. Shandong Feed has been granted the right to use this land by the Shandong Provisional Government through July 2052.

HopeJia is located on South Wuting Road, Laocheng Development Zone, Chengmai County, Hainan Province.  HopeJia owns three buildings, an office building, production plant and a worker dormitory. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Hainan Province through January 2056.

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

Wannian is located in Nanyan village in the town of Peimei in Wannian county, Jiangxi Province.  Wannian subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from January 3, 2008.

Huyun is located in the town of Huyun in Wannian county, Jiangxi Province. Huyun subleases the property from the other shareholders of Huyun and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from January 3, 2008.

Ganzhou is located in Yuliang village in the town of Hengshui in Chingyi County, Ganzhou City, Jiangxi Province.  Ganzhou subleases the property from the other shareholders of Ganzhou and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from January 4, 2008.

Gang Feng is located in the town of Fenglin in Dean county, Jiangxi Province. Gang Feng subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 6 and 1/2 years from January 7, 2008.

Yichun is located in Nanmiao Township, Yichun City, Jiangxi Province.  Yichun subleases the property from the other shareholders of Yichun and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from January 9, 2008.

Zhejiang Yongxin is located in Pinghu City, Zhejiang Province.  Zhejiang Yongxin subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 12 years from April 18, 2008.

Shanghai Fengxian is located in Yuantong Village, Qianqiao Town, Fengxian District, Shanghai City.  Shanghai Fengxian subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 14 years from May 1, 2008.

Shanghai Tuanxi is located in Tuanxi Village, Datuan Town, Nanjiang District, Shanghai.  Shanghai Tuanxi subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from May 1, 2008.

Shanghai Senrong is located in Wanglong Village, Xinnong Town, Jinshan District, Shanghai.  Shanghai Senrong subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 1, 2008.

Fujian Muxin is located in Tongan District, Xiamen City, Fujian Province.  Fujian Muxin subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from April 30, 2008.

Xiamen Yuanshengtai is located in Xiamen, Fujian Province.  Fujian Yuanshengtai subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from April 30, 2008.

Jiangxi Zhiliang is located in Gancaoqian Village, Dayangzhou, Xingan County, Jiangxi Province. Jiangxi Zhiliang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 22 years from April 30, 2008.

Shanghai WeiSheng is located in the Jinshan District, Shanghai City.  Shanghai Weisheng subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 30 years from June 1, 2008.

Nanping Minkang is located in the Fujian Province.  Nanping Minkang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from September 17, 2008.

Guangdong Xinfa is located in Lianjiang City, Guangdong Province.  Guangdong Xinfa subleases the property from the other shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from May 30, 2008.

Guangxi Wanghua is located in Nanning City, Guangxi Province.  Guangxi Wanghua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from May 30, 2008.

Guangxi Linxing is located in Guangxi Province.  Guangxi Linxing subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from September 20, 2008.

Nanning Shunhua is located in Guangxi Province.  Nanning Shunhua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from October 28, 2008.

Nanning Shunan is located in Guangxi Province.  Nanning Shunan subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from October 29, 2008.

Guangxi Gangda is located in Guigang City, Guangxi Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Guangxi Gangda. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through May 30, 2025.

Guangxi Gangxuan is located in Guangxi Province.  Guangxi Gangxuan subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 11 years from September 20, 2008.

Guangxi Guihong is located in Kuiyang Town, Xingye County, Yulin City, Guangxi Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Guangxi Guihong. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through March 31, 2025.

Hainan Meilan is located in Xianlai Village, Dazhipo Town, Haikou City, Hainan Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Hainan Meilan.  The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through April 12, 2033.

Hainan Haikou Wohao Hog Farm (“Hainan Wohao”), a wholly owned subsidiary of Guangxi Huijie, is located in Fuan Village, Shishan Town, Xiuying District, Haikou City, Hainan Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Hainan Wohao. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through April 18, 2038.

Guangxi Fuzhi is located in Sujia Village, Zhalin Town, Yanshan District, Guilin City, Guangxi Province.  Guanxi Fuzhi subleases the property from the other shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 20 years from May 30, 2008.

Fujian Jianhua is located in Xudun Town, Jian’ou City, Fujian Province.  Fujian Jianhua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from April 22, 2008.

Fujian Fengxiang is located in Mawei District, Fuzhou City, Fujian Province.  Fujian Fengxiang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from April 30, 2008.

Nanping Kangda is located in Yanping District, Nanping City, Fujian Province.  Nanping Kangda subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 27, 2008.

Fujian Jianxi is located in Zhishan District, Jianou City, Fujian Province.  Fujian Jianxi subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 25, 2008.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer
Purchases of Equity Securities.

Market Information

Through August 28, 2007 our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “AGFI.OB.”  Our common stock is currently traded on the Nasdaq Global Market under the symbol FEED.  The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by Nasdaq.

	For the Year Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$13.75	$8.40	$5.00	$1.85
Second Quarter	21.3099	11.61	6.00	4.55
Third Quarter	14.95	7.55	9.00	5.55
Fourth Quarter	8.09	1.10	16.36	7.16

The closing price for our common stock on March 10, 2009 was $1.05.

Holders

The number of record holders of our common stock as of March 10, 2009 was 58.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in the PRC. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted the AgFeed Industries, Inc. 2008 Long-Term Incentive Plan at our 2008 Annual Meeting of Shareholders.  Prior to that time, we did not have a formal equity compensation plan in effect for employees or directors.

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	160,000	$9.32	840,000
Equity compensation plans not approved by security holders	20,000	$8.85	-0-
Total	180,000	$9.27	840,000

(1)	Includes options to purchase 20,000 shares of our common stock, at an exercise price of $8.85 per share, granted to our independent directors in 2007 outside any plan.

Stock Price Performance Graph

The stock price performance graph below represents a comparison of the five year total return of our common stock, the Nasdaq Composite Index and the CBOE China Index. The graph assumes $100 was invested on November 17, 2006 and dividends are reinvested for all years ending December 31.

	11/17/2006	12/31/2006	12/31/2007	12/31/2008
Agfeed Industries, Inc	$100	$67	$282	$54
Nasdaq Composite Index	$100	$99	$108	$63
CBOE China Index	$100	$114	$152	$88

Purchases of Equity Securities

This table provides certain information with respect to our purchases of shares of our common stock during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 6, 2008 through October 31, 2008	367,295	$4.93	367,295	$8,188,254	(1)
Total	367,295	$4.93	367,295	$8,188,254	(1)

(1)
On October 6, 2008, AgFeed announced that the Board of Directors authorized a $10 million share buyback program.  From October 6, 2008 through October 31, 2008, we repurchased 367,295 shares for gross proceeds of $1,811,746.  We suspended the stock buyback program in December 2008.

Item 6.  Selected Financial Data.

	For the Year Ended December 31,
	2008	2007	2006
Net Revenue	$143,661,485	$36,163,339	$8,594,876

Cost of Revenue	109,224,565	25,763,479	5,446,332

Gross profit	34,436,920	10,399,860	3,148,544

Operating expenses	9,695,989	4,079,089	2,114,650

Income from operations	24,740,931	6,320,771	1,033,894

Non-operating income (expense)	(6,783,375)	148,921	41,000

Income before minority interest and provision for income taxes	17,957,556	6,469,692	1,074,894

Minority Interest in Subsidiaries	(421,519)	-	-

Income before provision for income taxes	17,536,037	6,469,692	1,074,894

Provision (benefit) for income taxes	587,222	(193,203)	(100,386)

Net income	$16,948,815	$6,662,895	$1,175,280

Weighted average shares outstanding :
Basic	31,557,742	26,093,376	17,911,296
Diluted	31,713,977	26,174,973	17,911,296

Earnings per share:
Basic	$0.54	$0.26	$0.07
Diluted	$0.53	$0.25	$0.07

We believe that "adjusted net income" and "adjusted earnings per share" information, when taken in conjunction with reported results, provide a useful measure of financial performance since they eliminate the impact of certain non-recurring, non-cash charges. These non-GAAP measures should not be considered in isolation or as a substitute for the most comparable GAAP measures. Additionally, the non-GAAP financial measures used by AgFeed may not be comparable to non-GAAP financial measures used by other companies.

Adjusted Net Income and Earnings Per Share	For the Year Ended December 31,
	2008	2007	2006

Net Income	$16,948,815	$6,662,895	$1,175,280
Adjustments
Interest and financing costs related to conversion of convertible debentures	$5,704,358	-	-
Foreign currency loss	$559,299	-	-

Adjusted Net Income	$23,212,472	$6,662,895	$1,175,280

Basic Weighted Shares Outstanding	31,557,742	26,093,376	17,911,296
Adjusted Earnings per Share	$0.74	$0.26	$0.07

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section has been derived from the consolidated financial statements of AgFeed. Information contained herein should be read together with AgFeed’s financial statements and related notes included elsewhere in this annual report.

Dollar amounts set forth in this Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" are in thousands (000s) unless otherwise indicated.

Overview

We are a leading producer of premix animal feed and commercial hog production in the PRC. Our premix feed business consists of the research and development, manufacture, marketing and sale of premix feed for use in the domestic animal husbandry markets, primarily the hog raising markets in the PRC.   Premix is an animal feed additive that is broadly used in commercial animal production worldwide. The use of premix feed reduces the time it takes to grow an animal to reach market weight. We have been in the premix feed business since 1995 and currently operate five premix feed manufacturing facilities. Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong Feed and HopeJia operate facilities Jiangxi, Shanghai, Guangxi, Shandong, and Hainan provinces, respectively.

In November 2007, we acquired Lushan and entered the hog breeding and production business. In addition to our premix feed business, we are also engaged in the business of raising, breeding and selling hogs in China.  As of December 31, 2008, the Company owned 30 operating hog farms located in Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces, which are in or near the largest pork consumption areas in the PRC. The 30 hog farms are well-structured and well-managed through five hog production management branches featuring centralized resources including sales, human resources, purchasing and finance departments in Jiangxi, Shanghai, Guangxi, Fujian and Hainan provinces.

We have developed a system of centralized raw material purchases, accounting and internal control management, corporate marketing strategies and brand building.  AgFeed has created, and centrally manages, an animal disease control response team.  This team consists of experienced hog industry professionals that are used by each of our subsidiaries across both of our lines of business. Our increased size and economies of scale throughout 2008 have benefited us greatly in both raw materials cost savings and administrative efforts.

AgFeed had revenues of $143.66 million for the year ended December 31, 2008 compared to revenues of $36.16 million for the year ended December 31, 2007.  The increase (297%) we experienced in this period was the result of our organic growth in our feed business and the hog farm acquisitions we made during the year.

Feed Business

In our feed business, we operate each subsidiary independently with regard to manufacturing and local marketing and sales efforts.  We share sales referrals and leads among the subsidiaries, but our subsidiaries do not compete against each other for new sales. Most of our research and development occurs at Nanchang Best and Guangxi Huijie.  The results of our R&D efforts are for the benefit of, and shared with, each of our feed operating companies.

As of December 31, 2008, we had established relationships with over 1,000 independently owned feed distribution chain stores that sell our products exclusively, targeting backyard and small hog farms. These complement our direct sales to more than 660 large size commercial hog farms. We rely on the distributors to market and sell our products to the smaller hog farms.  Approximately 75% of China’s total annual hog production is supplied by backyard and small farms that raise less than 100 hogs per year per family. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 90% of the annual hog production in China.

AgFeed is one of a handful of companies that have received “Green Certification” from the Minister of Agriculture of PRC for its premix products under the brand label “BEST.”  This means that these products are safe, environmentally-friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be accredited by the government as “green” unless it is produced using government certified green feed. Having our feed certified as green requires us to adhere to strict operational controls and procedures. This green certification laid the ground for our Hog Farms to produce hogs providing green pork. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

AgFeed invests capital in research and development to maintain and improve on a superior quality product while experimenting with environmentally sensitive premix formulas. We will continue to invest up to 1% of our revenues to increasing our long term profitability and competitiveness.

In the last year AgFeed managed to negotiate a number of agreements with dealers and suppliers to ensure that we receive supplies of key raw materials at a discount to market.  This is an important aspect of our ongoing strategy to mitigate corn and soybean meal price disruptions. Additionally, to maintain reasonable profit, we increased our selling price in the spring of 2008 in the midst of the rising and uncertain raw material market.

The increase in our revenues during the year ended December 31, 2008 was due to increases in the volume of products sold as a direct result of new products launched and our expansion into new markets. Due to a stronger AgFeed brand name, we were able to raise our premix feed prices several times in our second quarter and successfully mitigate the effects of increased costs of raw materials during the year .

We also experienced increases in our cost of goods sold during the year ended December 31, 2008.  The costs of corn and soybean meal, which are two of our main raw materials, increased approximately 5 to 12% and 15 to 50%, respectively. The cost of corn stabilized during the last half of 2008.

Hog Production Business

In our hog production business, we have grown our business through strategic acquisitions of current producing commercial hog farms.  Since November 2007, we have acquired at least a majority interest in one breeder hog farm and an additional 29 operating hog farms.  These farms are located in Jiangxi, Fujian, Shanghai and Guangxi provinces. All of our hog farms are immediately accretive to earnings. We sell live hogs in two of China’s wealthiest regions – Shanghai and Guangdong, both of which have China’s highest hog prices as well as deep pork consuming cultures.

We have effectively marketed our products through a team-based approach, sharing sales leads and referrals. Due to centralized procurement processes, we have been able to offset production costs related to corn, soybean meal, veterinary drugs and animal health products.

For 2009, AgFeed plans to achieve a production capacity of up to 650,000 hogs.  This capacity is based on a projected average sow population of 31,500 head at an average production per sow of 17.6 hogs (554,400 hogs), coupled with the potential purchase and finishing of baby pigs as market conditions warrant.  We believe this could add an additional 100,000 to 150,000 hogs to our sale total.

AgFeed is studying the entrance into a genetics program that can potentially significantly improve hog productivity and profitability through a higher number of piglets born per sow and lower feed costs due to improved feed to meat conversion ratios as better hog types grow faster while consume less feed.

AgFeed's future investment plans include modernization of our pork production facilities, investment in reporting and cash management systems and the training of our employees, environmental and health safety programs including an emphasis on upgrading bio security. These actions are part of our effort to improve on the standards of the new proposed China Safety Law to be implemented on June 1,2009 and to assure consistent high quality and safe pork.

According to the China Feed Industry Association, the PRC has the world's largest and most profitable markets for hog production with approximately 600 million hogs produced annually, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 65% of all meat consumed in the PRC is pork. Chinese consumers consume more pork each year than the rest of the world combined. Pork production in China is a key political, social and security issue for consumers. The PRC Government supports hog producers with favorable tax status and subsidies, insurance, vaccines, caps on feed costs and land use grants. Hog production is exempt from all taxes and sow owners receive government grants and subsidies.

Examples of the importance that the PRC puts on hog production are exemplified by the adoption of new policies and enactment of new laws benefiting hog producers. In January 2008, the Chinese central government instituted a set of measures that could prevent large declines in hog prices with the view of stabilizing hog production and hog prices in order to protect the interest of hog farms. In July 2008, the NDRC announced that they were channeling $5.6 billion RMB for livestock farm construction and another $2.8 billion RMB to support live pig production. The Food Safety Law, which goes into effect on June 1, 2009, provides a legal basis for the government to strengthen food safety control “from the production line to the dining table.”

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

Allowance For Doubtful Accounts.  We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer credit worthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.

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

Revenue Recognition. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of AgFeed exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings.  We give volume rebates to certain customers based on volume achieved. AgFeed accrues sales rebates based on actual sales volume. Sales returns and rebates included in our revenues were $1,192,157, $385,375 and $324,218 for the years ended December 31, 2008, 2007 and 2006, respectively.

We make estimates and judgments when determining whether the collectability of revenue from customers is reasonably assured.  Management estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues.  Our assumptions and judgments regarding future collectability could differ from actual events, thus materially impacting our financial position and results of operations.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2008 and December 31, 2007

	As of December31,
	2008	2007	$ Change	% Change
Revenues	$143,661,485	$36,163,339	$107,498,146	297.3%
Cost of Sales	109,224,565	25,763,479	83,461,086	324.0
Gross Profits	34,436,920	10,399,860	24,037,060	231.1
Operating Expenses	9,695,989	4,079,089	5,616,900	137.7
Interest and financing costs	(5,704,358)	(153,723)	(5,550,635)	3,610.8
Net Income	16,948,815	6,662,895	10,285,920	154.4

Revenues.  Compared to the same period in 2007, the increase in revenues was due to an increase in the volume of feed products that we sold and the acquisition of our hog farms.  The increase in feed product sales was a result of expanding our distribution channels by the opening of additional exclusive distribution stores for our products.   We experienced favorable market conditions that increased the demand for our feed products.  A stronger “AgFeed” brand name allowed us to successfully increase our price twice in the second quarter of 2008. Due to softening in the market for hog prices, we experienced a decrease in the selling price for our hogs during the second half of 2008. However, as a result of economies of scale, we were able to cut hog production cost through centralized raw materials purchases, sales and marketing channels, and finance and internal control management.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the twelve month period ended December 31, 2008 compared to the same period in 2007. The cost of goods sold included costs in both premix feed and hog production. These raw materials constitute approximately 60 - 75% of our raw material costs.

Gross Profit.  Gross margins decreased to 23.97% from 28.76% during the twelve month period ended December 31, 2008 as compared to the same period last year.  The decrease in gross margin can be attributed to the increase in the cost of hog feed during the 2008 last two quarters, and a substantial general sell-off of swine inventory resulting in falling prices after the 2008 Olympics ended. This was modified somewhat by actions taken in the first half of 2008, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

Selling, General and Administrative Expenses.   General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. The increase in our selling, general and administrative expense also reflects the addition of our new subsidiaries, which had a total of approximately $9.7 million in selling, general and administrative expenses during 2008. Selling expenses for the period increased by 46.32% due to costs associated with the aggressive expansion into markets in neighboring provinces, and the costs associated with the absorption of our new subsidiaries.

Interest and Financing Costs. We incurred interest and financing costs of approximately $5.7 million during 2008, principally as a result of the issuance of $19 million principal amount of convertible notes issued during February 2008.  $15.2 million of the convertible notes were converted into shares of common stock, resulting in the non-recurring accelerated amortization of the debt issuance costs and debts discounts amounting to approximately $5.8 million.

Due to foreign exchange appreciation in RMB against the USD, we incurred a one-time, non-recurring loss on foreign translation of $559,299 during 2008, as it is hard to timely convert USD deposits into RMB to implement these procedures due to SAFE regulations.

Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.  Our feed manufacturing companies benefit from exemption from value-added tax.

Net Income.   The increase in our net income was due to higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency. This was offset by one time, non-operational related charges and interest expenses associated with the conversion of a portion of the $19 million of convertible notes by investors during 2008. We continued to benefit from the tax exempt status for our hog production business.

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

	As of December 31,
	2007	2006	$ Change	% Change
Revenues	$36,163,339	$8,594,876	$27,568,463	321%
Cost of Sales	25,763,479	5,446,332	20,317,147	373
Gross Profits	10,399,860	3,148,544	7,251,316	230
Selling, General and Administrative Expenses	4,079,089	2,114,650	1,964,436	93
Net Income	6,662,895	1,175,280	5,487,615	467

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2008 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At December 31, 2008, we had $24,839,378 in cash and cash equivalents on hand.

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

On December 29, 2008, we completed a financing and raised gross proceeds of $8.75 million through the sale to institutional investors of 5 million newly issued common stock units at $1.75 per unit under an effective Form S-3 Registration Statement. Each unit consists of one share of newly issued common stock and a warrant to purchase 0.7 of a share of common stock for $2.50 a share, which is exercisable over a five-year period.

During the period from October 6, 2008 through October 31, 2008, the Company repurchased 367,295 shares of our common stock for gross proceeds of $1,811,746. No additional shares have been repurchased.

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

As of December 31, 2008, we had no outstanding loans.  The loans that we entered into in 2006 and 2007 were paid in full during the second quarter of 2008.

During the year ended December 31, 2008, we generated $18,456,186 of cash from our operating activities. The cash was generated primarily due to net income of $16,948,815, non-cash  expenses of $7,558,935 offset by an increase in operating assets, net of $6,051,564.

We used $78,327,198 in investing activities during the year ended December 31, 2008; of which $10,696,569 was for the acquisition of property and equipment, and $67,490,049 for the acquisition of the 29 Hog Farms and one feed company.

We received $76,466,637 in cash from financing activities.  During the year ended December 31, 2008, we received $65,950,069 from the sale of our securities and paid $7,030,261 in offering costs. We also received $19,000,000 from the issuance of convertible notes and warrants, of which the Company paid $1,716,666 for the cost of issuing the convertible notes and warrants. In addition, warrants holders exercised 269,456 warrants resulting in gross proceeds to us of $2,138,848 and minority interest holders contributed $1,097,690.

At December 31, 2008, our accounts receivable balance was approximately $9.46 million, a reduction of $1.3 million in the last quarter alone. There is no accounts receivable for hog sales because the farmers purchasing hogs from us generally pay cash.

Our principal demands for liquidity are to increase capacity, raw materials purchase, sales distribution, and the possible acquisition of producing hog farms or joint ventures in our industry as opportunities present themselves, as well as general corporate purposes.  We anticipate that the amount of cash we have on hand as of the date of this report as well as the cash that we will generate from operations will satisfy these requirements.   We may seek additional funds from the capital markets as we identify additional acquisition candidates.  We expect all of our hog farm acquisitions in the future to be accretive to earnings.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through cash investments.

The majority of the our revenues and expenses were denominated in RMB, the currency of the PRC.  There is no assurance that exchange rates between the RMB and the USD will remain stable.

Contractual Obligations

No contractual obligation occurred during the year ended December 31, 2008 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

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

Currency Fluctuations and Foreign Currency Risk

Substantially all of our operations are conducted in the PRC, with the exception of our limited export business and overseas purchases of raw materials.  Most of our sales and purchases are conducted within the PRC in RMB, which is the official currency of the PRC.  The effect of the fluctuations of exchange rates is considered minimal to our business operations.

Substantially all of our revenues and expenses are denominated in RMB.  However, we use US dollars for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.

Interest Rate Risk

We do not have significant interest rate risk, as loans we had entered into in 2006 and 2007 were paid in full during the second quarter of 2008.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our receivables are monitored regularly by our credit managers.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange "Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and or the Board of Directors of AgFeed; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of AgFeed’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of AgFeed’s internal control over financial reporting as of December 31, 2008, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2008.

There are newly acquired subsidiaries excluded from our Sarbanes-Oxley compliance scope for 2008, whose aggregated financial statements constitute 71.1% of total assets, 67.6% of revenue, and 97.0% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008.

Management’s evaluation of the effectiveness of AgFeed’s internal control over financial reporting as of December 31, 2008 has been audited by Goldman Parks Kurland Mohidin LLP, an independent registered public accounting firm, as stated in their report included on page F-1.

Remediation of Fiscal Year 2007 Material Weaknesses

We have previously disclosed in our Annual Report on Form 10K for the year ended December 31, 2007 that we have identified material weaknesses in internal control over financial reporting.  The following summarizes the material weaknesses reported as of December 31, 2007 and the remedial action taken by AgFeed:

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

A number of actions were taken by AgFeed to remediate this, including:

•	Implemented Kingdee K3, a new information technology ERP system.

•	Embedded IT application controls about journal entry preparation, review and approval, posting and closing, functional reconciliation and analysis in Kingdee K3.

•
Established and standardized manual controls to review journal entries, non-routine transactions, chart of accounts, accounting policies and estimates financial statements both at subsidiary level and consolidated level etc. to ensure accuracy and completeness.

•
Established controls for the preparation and review of the financial reporting, which includes long-lived assets assessment, use of disclosure checklist, management discussion and analysis checklist, review and communication with senior management.

•
Established end user controls over financial reporting, which include risk assessment of key spreadsheets, change controls, access controls, protect and logic verification controls, segregation of duty controls, backup controls etc.

•	Implemented fixed assets module, Sales and Account Receivable module in Kingdee K3 to replace prior spreadsheets in these two business processes.

As of December 31, 2008, we have concluded that this material weakness has been remediated.

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

A number of actions were taken by AgFeed to remediate this, including:

•	Established change management policy, including controls and procedures about system change, software change, network change, emergency change etc.

•	Established controls that the impact, implementation plan, rollback plan, user test result and feedback of any change were required to be prepared and submitted to the IT manager for approval.

•	Established controls that different VLAN are used in finance and other departments and users of different departments could not visit each other VLAN.

•	Established password management and configuration parameter in Kingdee K3 system.

•	Established Kingdee K3 user accounts management policy to authorize user rights delivery and change, restrict super user’s activity in K3 and detect redundant access rights periodically.

•	Established log management policy. Servers, Kingdee K3 system and relevant database log functions have been activated and user’s activities in the system are recorded and inspected periodically.

As of December 31, 2008, we have concluded that this material weakness has been remediated.

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

A number of actions were taken by AgFeed to remediate this, including:

•
Established IT function in the headquarter in China and employed three full-time IT staff in-charge of the company's network and database management, Kingdee K3 application system management and operational system management, respectively.  They all had academic background of information technology and a wealth of IT knowledge and experiences in their respective competence.  IT staff are required to perform KPI evaluation quarterly.

•
IT function established and implemented the information technology policies and procedures. IT policies and procedures include (but not limited to): Kingdee ERP development policy, change management policy, password management rules, user accounts management policy, log management policy, information security management policy, system and database SOD rules, system configuration rules, and data operation procedures etc.  IT manager is responsible for monitoring and reviewing the operating effectiveness for the policies and procedures regularly.

•
Appointed an independent third party consultant to assist the management to perform periodical review and evaluation of IT entity level control, IT general control, IT application control and end user control.

As of December 31, 2008, we have concluded that this material weakness has been remediated.

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

A number of actions were taken by AgFeed to remediate this, including:

•	Allocated appropriate access rights to Kingdee K3 users, especially for finance department, roles and responsibilities in business processes according to positions.

•	Developed segregation of duties checklists for all significant business processes.

•	Detected segregation of duty conflicts by finance manager of each subsidiary periodically.

•	Established Kingdee K3 user accounts management policy to authorize user rights delivery and change, restrict super user’s activity in K3 and detect redundant access rights periodically.

As of December 31, 2008, we have concluded that this material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

The discussion above under "Remediation of Fiscal Year 2007 Material Weaknesses" includes descriptions of the material actual changes to AgFeed's internal control over financial reporting during the year of 2008 that materially affected, or are reasonably likely to materially affect, AgFeed's internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2008.

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

AgFeed Industries, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007, and 2006

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2008 and 2007	F-2

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	F-5

Notes to Consolidated Financial Statements	F-6 to F-29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
AgFeed Industries, Inc.

We have audited the accompanying consolidated balance sheets of AgFeed Industries, Inc  as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007  and 2006. We also have audited AgFeed Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AgFeed Industries, Inc. ‘s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Management’s Report on Internal Control is included in ITEM 9A of AgFeed Industries, Inc’s Form 10-K for the year ended December 31, 2008.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding on internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our audits.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AgFeed Industries, Inc. as of December 31, 2008,  and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 , 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AgFeed Industries, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has excluded certain newly acquired entities from its assessment of internal control over financial reporting. These entities constitute 71.1% of total assets as of December 31, 2008 and 67.6% and 97.0% of revenue and  net income, respectively, for the year ended December 31, 2008. Our opinion on internal control over financial reporting also excludes these entities.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 12, 2009

AgFeed Industries, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31, 2008 and 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,839,378	$7,696,209
Accounts receivable, net of allowance for doubtful accounts of $520,413 and $191,497	9,462,380	6,107,491
Advances to suppliers	518,829	442,851
Other receivable	2,066,030	459,034
Inventory	20,616,560	2,728,160
Prepaid expense	1,166,646	644,183
Debt issue costs	246,223	-

Total current assets	58,916,046	18,077,928

PROPERTY AND EQUIPMENT, net	20,810,094	3,930,715
CONSTRUCTION-IN-PROCESS	10,853,389	221,819
INTANGIBLE ASSETS	43,833,705	839,802
OTHER ASSETS	2,641,902	-

TOTAL ASSETS	$137,055,136	$23,070,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,214,596	$1,458,010
Other payables	5,766,741	705,150
Unearned revenue	321,664	99,848
Accrued expenses	164,558	18,223
Accrued payroll	818,052	168,560
Short term loans	-	1,110,413
Tax and welfare payable	465,875	9,534
Interest payable	121,139	-

Total current liabilities	12,872,625	3,569,738

CONVERTIBLE NOTES, net of debt discount of $579,444 and $0	3,220,556	-

TOTAL LIABILITIES	16,093,181	3,569,738

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

MINORITY INTEREST	2,117,611	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 per share; 75,000,000 shares authorized; 38,300,436 issued and 37,933,141 outstanding in 2008; and 27,026,756 issued and 27,026,756 outstanding in 2007	38,300	27,027
Additional paid-in capital	90,903,261	10,094,095
Other comprehensive income	4,167,217	780,907
Statutory reserve	3,236,054	752,225
Treasury stock	(1,811,746)
Retained earnings	22,311,258	7,846,272
Total stockholders' equity	118,844,344	19,500,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$137,055,136	$23,070,264

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net Revenue	$143,661,485	$36,163,339	$8,594,876

Cost of Revenue	109,224,565	25,763,479	5,446,332

Gross profit	34,436,920	10,399,860	3,148,544

Operating expenses
Selling expenses	3,941,247	2,693,613	1,287,110
General and administrative expenses	5,754,742	1,385,476	827,540
Total operating expenses	9,695,989	4,079,089	2,114,650

Income from operations	24,740,931	6,320,771	1,033,894

Non-operating income (expense):
Other income (expense)	(710,683)	160,496	35,681
Interest income	190,965	142,148	28,851
Interest and financing costs	(5,704,358)	(153,723)	(23,532)
Foreign currency transaction loss	(559,299)	-	-

Total non-operating income (expense)	(6,783,375)	148,921	41,000

Income before minority interest and provision for income taxes	17,957,556	6,469,692	1,074,894

Minority interest in subsidiaries	(421,519)	-	-

Income before provision for income taxes	17,536,037	6,469,692	1,074,894

Provision (benefit) for income taxes	587,222	(193,203)	(100,386)

Net income	$16,948,815	$6,662,895	$1,175,280

Other comprehensive income
Foreign currency translation gain	3,386,310	664,061	84,382

Comprehensive Income	$20,335,125	$7,326,956	$1,259,662

Weighted average shares outstanding :
Basic	31,557,742	26,093,376	17,911,296
Diluted	31,713,977	26,174,973	17,911,296

Earnings per share:
Basic	$0.54	$0.26	$0.07
Diluted	$0.53	$0.25	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
For The Years Ended December 31, 2008, 2007, and 2006

				Other				Total
	Common Stock		Additional Paid	Comprehensive	Statutory	Treasury	Retained	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Stock	Earnings	Equity
	15,006,720	$15,007	$722,527	$32,464	$118,061	$-	$642,261	$1,530,320

Issuance of common stock for cash	4,193,283	4,193	221,890					226,083
Recapitalization on reverse acquisition	4,800,000	4,800	54,962					59,762
Capital contribution by stockholders			300,000					300,000
Change in foreign currency translation gain				84,382				84,382
Net income for the year ended December 31, 2006							1,175,280	1,175,280
Transfer to statutory reserve					153,054		(153,054)	-

Balance December 31, 2006	24,000,003	24,000	1,299,379	116,846	271,115	-	1,664,487	3,375,827

Issuance of common stock for cash	3,026,753	3,027	8,764,476	-	-		-	8,767,503
Chinese government subsidy	-	-	16,451	-	-		-	16,451
Stock compensation expense for options issued to employees	-	-	13,789	-	-		-	13,789
Change in foreign currency translation gain	-	-	-	664,061	-		-	664,061
Net income	-	-	-	-	-		6,662,895	6,662,895
Transfer to statutory reserve	-	-	-	-	481,110		(481,110)	-

Balance December 31, 2007	27,026,756	27,027	10,094,095	780,907	752,225	-	7,846,272	19,500,526

Issuance of common stock for cash	9,392,290	9,392	65,940,677					65,950,069
Payment of offering costs			(7,030,261)					(7,030,261)
Value of warrants issued with convertible debt			1,269,442					1,269,442
Beneficial conversion feature associated with convertible debt			2,770,443					2,770,443
Cashless exercise of warrants (199,131 warrants exercised)	91,934	92	(92)					-
Exercise of warrants for cash	269,456	269	2,138,579					2,138,848
Conversion of convertible debentures	1,520,000	1,520	15,198,480					15,200,000
Stock compensation expense for options issued to employees			231,368					231,368
Value of re-priced warrants			22,782					22,782
Value of change in conversion price of convertible notes			267,748					267,748
Purchase of treasury shares (367,295 shares)						(1,811,746)		(1,811,746)
Change in foreign currency translation gain				3,386,310				3,386,310
Net income							16,948,815	16,948,815
Transfer to statutory reserve					2,483,829		(2,483,829)	-

Balance December 31, 2008	38,300,436	$38,300	$90,903,261	$4,167,217	$3,236,054	$(1,811,746)	$22,311,258	$118,844,344

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,948,815	$6,662,895	$1,175,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,580,843	140,510	100,469
Amortization	86,543	14,316	5,228
Loss on disposal of assets	17,248	37,345	-
Stock based compensation	231,368	13,789	-
Value of re-priced warrants	22,782	-	-
Value of change in conversion price of convertible notes	267,748	-	-
Amortization of debt issuance costs	1,470,443	-	-
Amortization of discount on convertible debt	3,460,441	-	-
Gain attributed to minority interest in subsidiaries	421,519	-	-
(Increase) / decrease in assets:
Accounts receivable	(2,324,978)	(4,022,786)	(312,364)
Other receivable	(5,464,327)	(220,979)	47,323
Inventory	(8,815,870)	(915,874)	(113,084)
Due from related party	-	102,280	(46,550)
Advances to suppliers	(44,147)	(345,646)	(28,340)
Prepaid expense	(499,047)	(628,446)	1,725
Other assets	(2,239,491)	2,316	(2,205)
Increase / (decrease) in current liabilities:
Accounts payable	3,300,773	465,573	(101,564)
Other payables	8,509,638	32,597	34,645
Due to related party	-	-	(182,812)
Unearned revenue	211,081	4,791	(17,001)
Accrued expenses	119,325	(77,717)	90,545
Accrued payroll	626,587	123,689	20,965
Tax and welfare payable	447,753	(281,837)	(151,976)
Interest payable	121,139	-	-

Net cash provided by operating activities	18,456,186	1,106,816	520,284

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(10,696,569)	(291,294)	(107,460)
Acquisition of intangible assets	(140,580)	(264,196)	-
Cash paid for purchase of subsidiary	-	(3,360,000)	(1,100,420)
Cash paid for purchase of hog farms, net	(67,490,049)	-	-
Cash acquired with acquisitions	-	661,216	213,922

Net cash used in investing activities	(78,327,198)	(3,254,274)	(993,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to shareholders	-	(758,343)	(24,783)
Advances to related parties	-	-	(425,674)
Proceeds from notes payable	-	977,008	1,664,855
Proceeds from the sale of common stock	65,950,069	9,830,259	-
Offering costs	(7,030,261)	(1,062,756)	-
Proceeds from exercise of warrants	2,138,848	-	-
Payment on note payable	(1,161,297)	(1,723,414)	-
Collection of subscription receivable	-	226,083	-
Collection from related parties	-	950,707	-
Proceeds from the issuance of convertible notes	19,000,000	-	-
Issuance costs for convertible notes	(1,716,666)	-	-
Government subsidy received	-	16,451	-
Capital contributed by minority interest holders	1,097,690	-	-
Purchase of treasury shares	(1,811,746)	-	-
Contribution by stockholders to pay for merger expenses	-	-	300,000

Net cash provided by financing activities	76,466,637	8,455,995	1,514,398

Effect of exchange rate changes on cash and cash equivalents	547,544	183,572	26,970

NET INCREASE IN CASH & CASH EQUIVALENTS	17,143,169	6,492,109	1,067,694

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,696,209	1,204,100	136,406

CASH & CASH EQUIVALENTS, ENDING BALANCE	$24,839,378	$7,696,209	$1,204,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$363,191	$99,445	$30,213
Income taxes paid	$408,435	$-	$73,339

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 1 – Organization and Basis of Presentation

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

In 2008, the Company has purchased an additional 29 producing hog farms and one feed company.  The Company’s ownership interest in these hog farms range from 55% to 100%.

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market as well as raising, breeding and sale of pigs. The Company operates production plants in Nanchang City, Shanghai City, Nanning City and Haikou City and has swine farms located in the southern provinces of the PRC.  The Company sells to distributors and large-scale swine farms.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2008 presentation.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Buildings	20 years

The following are the details of the property and equipment at December 31, 2008 and 2007:

	2008	2007

Office equipment	$433,157	$100,072
Operating equipment	2,042,522	547,560
Vehicles	655,853	271,652
Swines for reproduction	13,137,425	1,568,816
Buildings	6,673,822	1,940,784
Total	22,942,779	4,428,884

Less accumulated depreciation	(2,132,685)	(498,169)

	$20,810,094	$3,930,715

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $1,580,843, $140,510 and $100,649, respectively.

Construction-in-Process

Construction-in-process consists of amounts expended for building construction and for growing breeder hogs. Once building construction is completed and the breeder hogs are grown, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007 there were no significant impairments of its long-lived assets.

Intangible Assets

Net intangible assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Right to use land	$809,174	$589,489
Customer list	293,400	274,176
Computer software	108,135	15,366
Intangible related to hog farm acquisitions	42,744,247	-
Total	43,954,956	879,031

Less Accumulated amortization	(121,251)	(39,229)

Intangibles, net	$43,833,705	$839,802

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

Amortization expense for the Company’s intangible assets for the years ended December 31, 2008, 2007 and 2006 was $86,543, $14,316 and $5,228, respectively.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company is not subject to VAT withholdings.  The Company gives volume rebates to certain customers based on volume achieved. The Company accrues sales rebates based on actual sales volume. Sales returns and rebates included in the Company's revenues were $1,192,157, $385,375 and $324,218 for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended December 31, 2008, 2007 and 2006 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  There were 180,000 options outstanding at December 31, 2008.

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
For the Years Ended December 31, 2008 and 2007

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $4,167,217 and $780,908 at December 31, 2008 and 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the years ended December 31, 2008, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $3,386,310, $664,062 and $84,382, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period..

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

	2008		2007		2006
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	31,557,742	$0.54	26,093,376	$0.26	$17,911,296	$0.07

Effect of dilutive stock options	156,235	-	81,597	-	-	-
Diluted earnings per share	31,713,977	$0.53	26,174,973	$0.25	$17,911,296	$0.07

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Minority Interest

The Company purchased interest in 29 producing hog farms and one feed company ranging from 55% to 100%.  As a result of these purchases, the Company recognized initial minority interest on its consolidated balance sheet in the amount of $508,150. The income (loss) attributed to minority interest has been separately designated in the accompanying statement of operations.

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

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” which addresses whether nonrefundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

Note 3 – Notes Payable

Notes payable at December 31, 2008 and 2007 were as follows:

	2008	2007

Short-term bank loan; interest rate of 7.884% and 7.02% payable monthly. The term of the loan is from May 28, 2007 to May 27, 2008 and May 18, 2006 to May 17, 2007. This loan was collateralized by the Company’s office building, workshop, employee dorms and use right of land. This loan was repaid on May 28, 2008.	$-	$822,528

Short-term bank loan; interest rate of 6.57% and 6.12%. The term of the loan was from May 25, 2007 to May 24, 2008 and December 5, 2006 to December 4, 2007. This loan was collateralized by the Company’s right to use land, machinery and equipment. This loan was repaid on May 25, 2008.	-	287,885
	$-	$1,110,413

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 4 – Convertible Notes

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch (the “Investors”) in connection with a private placement transaction providing for, among other things, the issuance of senior convertible notes for aggregate gross proceeds of $19 million (the “Notes”) and warrants to purchase up to an aggregate of 380,000 shares (the “Warrants”) of the Company’s $0.001 par value per share common stock.  The notes mature on the third anniversary of the issuance date, bear interest at 7% per annum and are convertible into shares of the Company’s common stock at an initial conversion price of $10.00 per share.  The conversion price is subject to a “weighted average ratchet” anti-dilution adjustment. The conversion price is also subject to adjustment on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.  Due to the Company not generating $30 million net income for the year ended December 31, 2008, the conversion price on the convertible notes was reduced to $5.00.  Due to the re-pricing of the conversion price, the Company recorded financing cost of $267,748 which represents the difference between the fair value of the conversion feature at a $5.00 conversion price and the original $10.00 conversion price.  The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

In connection with the issuance of the Notes and the Warrants issued to the Investor on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is being amortized over the life of the Notes.  For the year ended December 31, 2008, the Company amortized $1,470,443 of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

The exercise price of the Warrants is subject to a “weighted average ratchet” anti-dilution adjustment. The exercise price is also subject to adjustment, on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.  Due to the Company not generating $30 million net income for the year ended December 31, 2008, the exercise price on the warrants was reduced to $5.00.  Due to the re-pricing of the exercise price, the Company recorded financing cost of $22,782 which represents the difference between the fair value of the $5.00 exercise price and the original $10.00 exercise price.  The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the Notes since the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the year ended December 31, 2008, the Company amortized $3,460,441of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the year ended December 31, 2008, $15,200,000 of the Notes were converted into 1,520,000 shares of common stock.

Note 5 – Stockholders’ Equity

Treasury Stock

During the year ended December 31, 2008, the Company purchased 367,295 shares of its own common stock on the open market (treasury shares) for gross proceeds of $1,811,746.  The Company has accounted for the purchase of these treasury shares using the cost method.

2008 Transactions

In February 2008, the Company entered into a Securities Purchase Agreement with Focus Trading Investments Limited, Advantage Consultants Limited, and CD Capital Investments, Ltd.  In connection with a registered direct offering of securities providing for the issuance of 2,444,448 shares of the Company’s common stock at a price of $9.00 per share for aggregate gross proceeds of $22,000,032.  The Company paid commissions and expenses associated with this offering of $3,432,670. The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on February 26, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-144386) which was declared effective by the Commission on January 11, 2008.

On April 16, 2008, the Company entered into a Securities Purchase Agreement with two institutional investors in connection with a registered direct offering of securities providing for the issuance of 625,000 shares of the Company’s Common Stock at price of $16.00 per share for aggregate gross proceeds of $10,000,000. The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on April 21, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-148386) which was declared effective by the Commission on January 11, 2008. The closing under the Securities Purchase Agreement took place on April 21, 2008. The placement agent for this transaction was Rodman & Renshaw, LLC, which received a fee of six percent (6%) of the gross proceeds, or $600,000. The Securities Purchase Agreement contains representations, warranties, and covenants of the Company and the Investors which are typical for transactions of this type.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

On April 22, 2008, the Company entered into Securities Purchase Agreements with a group of 14 institutional investors in connection with a registered direct offering of securities providing for the issuance of 1,322,836 shares of the Company’s common stock at price of $19.05 per share for aggregate gross proceeds of $25,200,026.  The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on April 24, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-148386) which was declared effective by the Commission on January 11, 2008. The closing under the Securities Purchase Agreements took place on April 24, 2008. The placement agent for the sale of 797,901 shares of Common Stock at an aggregate purchase price of $15,200,014.05 was Rodman & Renshaw, LLC, which received a fee of $638,401 (4.2% of the gross proceeds). Additionally, the Company paid a finder’s fee of $350,000 to Advantage Consultants Limited in connection with the offering.

On December 28, 2008, the Company entered into Securities Purchase Agreements with four institutional investors in connection with a registered direct offering of securities providing for the issuance of 5,000,006 units (the "Units"), each consisting of one share of the Company’s common stock, par value $0.001 and a warrant to purchase seven-tenths of one share of common stock at a purchase price of $1.75 per unit for aggregate gross proceeds of $8,750,010. The securities for the registered offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on December 31, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-144386) which was declared effective by the Commission on January 11, 2008. The closing under the Securities Purchase Agreement took place on December 31, 2008. The placement agent for this transaction was Rodman & Renshaw, LLC, which received a cash fee of six percent (6%) of the gross proceeds, or $525,000, and warrants to purchase up to 300,000 shares of the Company's Common Stock.  The warrants issued to Rodman & Renshaw, LLC have the same terms and are subject to the same limitations as the Warrants. The Warrants are exercisable in whole or in part beginning on June 30, 2009 and remain exercisable until June 30, 2014.  The exercise price of the Warrants is $2.50 per share of the Company's common stock, subject to adjustment in certain circumstances, including merger, consolidation, sale of subsidiaries or significant assets, or recapitalization  as set forth in the Warrant.

During the year ended December 31, 2008 the Company issued 91,934 shares upon the cashless exercise of 197,500 warrants.  In addition, the Company received proceeds of $2,138,848 upon the exercise of 269,456 warrants.

2007 Transactions

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
For the Years Ended December 31, 2008 and 2007

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

During the year ended December 31, 2007, one of the Company’s subsidiaries received a $16,451 subsidy from the Chinese government which has been recorded directly to additional paid in capital.

Note 6 – Employee Common Welfare

The total expense for the employee common welfare was $207,709, $18,525 and $62,431 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company has recorded welfare payable of $3,336 and $5,383 at December 31, 2008 and 2007, which is included in tax and welfare payable in the accompanying consolidated balance sheet.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 7 – Statutory Common Welfare Fund

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

The Company has appropriated $2,483,829, $481,110 and $153,054 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-	-		$-
Granted	42,000	$7.00
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	42,000	$7.00	4.62	$80,620
Granted	185,000	$9.32
Forfeited	(47,000)	$7.43
Exercised	-	-
Outstanding, December 31, 2008	180,000	$9.27	4.65	$-

Exercisable, December 31, 2008	6,666	$8.85	3.92	$-

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Risk-free interest rate	3.0%	5.0%
Expected life of the options	5 years	5 years
Expected volatility	76%	34%
Expected dividend yield	0	0

The exercise price for options outstanding at December 31, 2008 is as follows:

Number of Options	Exercise Price
20,000	$8.85
160,000	$9.32
180,000

For options granted during the year ended December 31, 2008 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $5.81 and the weighted-average exercise price of such options was $9.32.  No options were granted during the year ended December 31, 2008, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.  At December 31, 2008, the compensation costs related to nonvested options amounted to $822,417, which will be expensed through the third quarter of 2011.

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2006	-
Granted	611,787
Forfeited	-
Exercised	-
Outstanding, December 31, 2007	611,787
Granted	4,180,004
Forfeited	-
Exercised	(468,587)
Outstanding, December 31, 2008	4,323,204

The exercise price for warrants outstanding at December 31, 2008 is as follows:

Number of Options	Exercise Price
3,800,004	$2.50
123,200	$5.00
180,000	$5.60
220,000	$10.00
4,323,204

Note 9 – Related Party Transactions

Sales to related parties amounted to $0, $0 and $170,069 for the years ended December 31, 2008, 2007 and 2006, respectively.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Purchases from related parties amounted to $0, $0 and $708 for the years ended December 31, 2008, 2007 and 2006, respectively.

The parties are related through one common shareholder who is a majority shareholder in all the related entities.

Note 10 – Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% for the year ended December 31, 2008 and 33% for the years ended December 31, 2007 and 2006.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Years
	Ended December 31,
	2008	2007	2006
Tax provision (credit) at statutory rate	34%	34%	34%
Foreign tax rate difference	(9)%	(1)%	(1)%
US NOL for which no benefit is realized	(2)%	(2)%	(2)%
Effect of tax holiday and waiver of current and prior year's tax liability	(20)%	(34)%	(40)%
	3%	(3)%	(9)%

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

On April 25, 2007, Guangxi Huijie also received an exemption from income tax for the period from January 1, 2006 to December 31, 2008. The exemption was issued by the local government because Guangxi Huijie is located in a zone where the federal government encourages the establishment of new entities. However, a new income tax law came into effect on January 1, 2008, that eliminated Guangxi Huijie exemption from income tax.  Effective January 1, 2008, Guangxi Huijie’s income tax rate is 25%.

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

If the Company had not been exempt from paying income taxes due to the Sino-Foreign Joint Venture described above, income tax expense for the year ended December 31, 2008 would have been approximately $4,384,000 and earnings per share would have been reduced from $0.54 to $0.42; income tax expense for the year ended December 31, 2007 would have been approximately $2,255,000 and earnings per share would have been reduced from $0.26 to $0.17 and income tax expense for the year ended December 31, 2006 would have been approximately $325,000 and earnings per share would have been reduced from $0.07 to $0.04.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The Company also has approximately $1.6 million in net operating loss carryforwards for United States tax purposes that begin to expire in 2021.  A 100% valuation allowance has been made for the tax benefit of such net operating loss due to the uncertainty of its realization.

Note 11 – Acquisitions

Purchases of Hog Farms

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Wannian Xiandai Animal Husbandry Limited Liability Co., a PRC company located in Jiangxi Province.  The aggregate purchase price was 12,250,000 RMB, equivalent to $1,666,666 based on the exchange rate at the time of the acquisition.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) per year in exchange for use of the facilities.

On January 3, 2008, the Company acquired 70% of the issued and outstanding capital stock of Jiangxi Huyun Livestock Co., Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 6,482,000 RMB, equivalent to $881,905 based on the exchange rate at the time of the acquisition.  Under the terms of the transaction documents, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 900,000 RMB (approximately $122,450) for the first year and 450,000 RMB (approximately $61,225) for every 10,000 hogs sold beginning in the second year and thereafter in exchange for use of the facilities.

On January 4, 2008, the Company acquired 60% of the issued and outstanding capital stock of Ganzhou Green Animal Husbandry Development Co., Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 6,480,000 RMB, equivalent to $881,633 based on the exchange rate at the time of the acquisition.  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 700,000 RMB (approximately $97,000) per year in exchange for use of the facilities.

On January 7, 2008, the Company acquired 100% of the hogs and stock of Gang Feng Animal Husbandry Co., Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 4,820,000 RMB, equivalent to $655,782 based on the exchange rate at the time of the acquisition,  Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 6.5-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 450,000 RMB (approximately $61,225) per year in exchange for use of the facilities.

On January 9, 2008, the Company acquired 55% of the issued and outstanding capital stock of Yichun Tianpeng Domestic Livestock Farm, Ltd., a PRC company located in Jiangxi Province.  The aggregate purchase price was 8,855,000 RMB, equivalent to $1,204,761 based on the exchange rate at the time of the acquisition. Under the terms of the transaction, the master lease position for the facilities remains with the shareholders of the selling party and the Company will lease the underlying facilities under a 10-year lease agreement.  The lease agreement calls for semi-annual rent payments totaling 800,000 RMB (approximately $108,844) per year in exchange for use of the facilities.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Nanning Wanghua Hog Farm, located in Guangxi Province, PRC from Fan Xianfang and Wu Yuhua for a purchase price of RMB26,030,000 (USD$3,722,300 based on the exchange rate at the time of the acquisition). Guangxi Nanning Wanghua Hog Farm has annual hog production capability of 36,000 hogs.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Guigang Gangda Hog Farm, located in Guangxi Province, PRC for a purchase price of RMB14,520,000 (USD$2,076,400 based on the exchange rate at the time of the acquisition). Guangxi Guigang Gangda Hog Farm has annual hog production capability of approximately 12,000 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Xingye Guihong Hog Farm, located in Guangxi Province, PRC, for a purchase price of RMB42,500,000 (USD$6,077,500 based on the exchange rate at the time of the acquisition). Guangxi Xinye Guihong Hog Farm has annual hog production capability of approximately 50,000 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Meilan Hog Farm, located in Hainan Province, PRC, for a purchase price of RMB14,700,000 (USD$2,102,100 based on the exchange rate at the time of the acquisition). Hainan Haikou Meilan Hog Farm has annual hog production capability of approximately 21,500 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Wohao Hog Farm, located in Hainan Province, PRC, for a purchase price of RMB15,200,000 (USD$2,173,600 based on the exchange rate at the time of the acquisition). Hainan Haikou Wohao Hog Farm has annual hog production capability of approximately 20,000 hogs.

In April 2008, the Company acquired ninety percent (60%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Guilin Fuzhi Hog Farm, located in Guangxi Province, PRC, for a purchase price of RMB12,000,000 (USD$1,716,000 based on the exchange rate at the time of the acquisition). Guangxi Guilin Fuzhi Hog Farm has annual hog production capability of approximately 20,000 hogs.

In April 2008, the Company acquired eighty percent (80%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangdong Lianjiang Xinfa Hog Farm, located in Guangdong Province, PRC, for a purchase price of RMB11,000,000 (USD$1,573,000 based on the exchange rate at the time of the acquisition). Guangdong Lianjiang Xinfa Hog Farm has annual hog production capability of approximately 22,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Zhejiang Pinghu Yongxin Hog Farm, located in Zhejiang Province, PRC for a purchase price of RMB10,480,000 (USD$1,498,600 based on the exchange rate at the time of the acquisition). Zhejiang Pinghu Yongxin Hog Farm has annual hog production capability of approximately 11,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Fengxian Hog Farm, located in Shanghai City, PRC, for a purchase price of RMB35,000,000 (USD$5,005,000 based on the exchange rate at the time of the acquisition). Shanghai Fengxian Hog Farm has annual hog production capability of approximately 32,000 hogs.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Tuanxi Hog Farm, located in Shanghai, PRC, for a purchase price of RMB7,000,000 (USD$1,001,000 based on the exchange rate at the time of the acquisition). Shanghai Tuanxi Hog Farm has annual hog production capability of approximately 8,500 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Senrong Hog Farm, located in Shanghai, PRC, for a purchase price of RMB30,000,000 (USD$4,290,000 based on the exchange rate at the time of the acquisition). Shanghai Senrong Hog Farm has annual hog production capability of approximately 30,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Xiamen Muxin Hog Farm, located in Xiamen City, PRC, for a purchase price of RMB29,320,000 (USD$4,192,800 based on the exchange rate at the time of the acquisition). Fujian Xiamen Muxin Hog Farm has annual hog production capability of approximately 50,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Xiamen Yuanshengtai Food Co., Ltd., a hog farm located in Fujian Province, PRC, for a purchase price of RMB26,200,000 (USD$3,746,600 based on the exchange rate at the time of the acquisition). Xiamen Yuanshengtai Food Co. has annual hog production capability of approximately 38,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Jianhua Hog Farm, located in Fujian Province, PRC, for a purchase price of RMB32,000,000 (USD$4,576,000 based on the exchange rate at the time of the acquisition). Fujian Jianhua Hog Farm has annual hog production capability of approximately 34,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in Fujian Fengxiang Agribusiness Co., Ltd., a hog farm locatedin Fujian Province, PRC, for a purchase price of RMB8,100,000 (USD$1,158,300 based on the exchange rate at the time of the acquisition). Fujian Fengxiang Agribusiness has annual hog production capability of approximately 10,000.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Jiangxi Zhiliang Hog Farm, located in Jiangxi Province, PRC, for a purchase price of RMB8,000,000 (USD$1,144,000  based on the exchange rate at the time of the acquisition). Jiangxi Zhiliang Hog Farm has annual hog production capability of approximately 10,000 hogs.

In May 2008, the Company acquired all of the equity interest in Nanping Kangda Animal Husbandry Co., Ltd., a hog farm located in Fujian Province, PRC, for a purchase price of RMB5,821,000 (USD$838,664 based on the exchange rate at the time of the acquisition). Nanping Kangda Animal Husbandry Co., Ltd. has annual hog production capability of approximately 12,000 hogs.

In May 2008, the Company acquired all of the equity interest in Fujian Jianxi Breeder Hog Farm Co., Ltd., a breeder hog farm located in Fujian Province, PRC, for a purchase price of RMB16,338,166 (USD$2,353,931 based on the exchange rate at the time of the acquisition). Fujian Jianxi Breeder Hog Farm Co., Ltd. has annual hog production capability of approximately 8,000 breeder hogs and 13,000 meat hogs.

In June 2008, the Company acquired all of the equity interest in Shanghai WeiSheng Hog Raising Co., Ltd.(“Shanghai Weisheng”), a hog farm located in Shanghai City, PRC, for a negotiated purchase price of RMB12,820,000 (USD$1.87 million based on the exchange rate at the time of the acquisition). Shanghai Weisheng has annual hog production capability of approximately 15,000 hogs.

On September 8, 2008, the Company acquired all of the equity interest in a hog farm located in the Fujian Province, PRC, for a negotiated purchase price of RMB9,865,000 (US$1,441,451 based on the exchange rate at the time of the acquisition). The acquired farm has annual hog production capability of approximately 13,500 hogs, with existing facilities for additional expansion.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

In addition on September 8, 2008, the Company acquired the remaining 30% equity interest in Wannian Xiandai Animal Husbandry Limited Liability Co. for a negotiated purchase price of RMB6,012,500 (US$878,532 based on the exchange rate at the time of the acquisition).

On September 10, 2008, the Company acquired of all of the equity interest in a hog farm located in the Guangxi Province, PRC, for a negotiated purchase price of RMB9,256,000 (US$1,354,206 based on the exchange rate at the time of the acquisition). This farm has annual hog production capability of approximately 12,500 hogs, with existing facilities for additional expansion.

On September 10, 2008, the Company acquired of all of the equity interest in a hog farm located in the Guangxi Province, PRC, for a negotiated purchase price of RMB8,569,000 (US$1,253,694 based on the exchange rate at the time of the acquisition). This farm has annual hog production capability of approximately 11,000 hogs, with existing facilities for additional expansion.

On October 28, 2008, the Company, completed the acquisition of all of the equity interest in a commercial producing hog farm located in the Guangxi Province, PRC for a negotiated purchase price of RMB7,850,000 (US$1,147,913 based on the exchange rate based on the exchange rate at the time of the acquisition).  On October 29, 2008, the Company completed the acquisition of all of the equity interest in a second commercial producing hog farm located in the Guangxi Province, PRC for a negotiated purchase price of RMB8,260,000 (US$1,207,777 based on the exchange rate on October 29, 2008). These two farms have an aggregate annual hog production capability of approximately 29,000 hogs, with existing facilities for additional expansion.

Acquisition of Feed Company

In June 2008, the Company acquired all of the equity interest in Hainan HopeJia Feed Co., Ltd. ("HopeJia"), located in the Hainan province of the PRC. for a negotiated purchase price of RMB28,600,000 or approximately US$4.16 million based on the exchange rate at the time of the acquisition.

The hog farms and feed company were purchased as part of the Company’s strategic growth plan.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the exchange rates at the date of acquisition.

Cash	$95,573
Accounts receivable	388,384
Other receivables	20,795
Inventory	9,300,800
Other assets	353,753
Property and equipment	16,102,598
Construction in process	1,375,372
Intangible assets	41,164,296
Accounts payable	(318,197)
Other payables	(389,602)
Minority Interest	(508,150)
$67,585,622

The intangible asset related to the purchase of the hog farms is a preliminary allocation that is subject to change upon the completion of a formal appraisal.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The following pro forma financial information presents the consolidated operations of the Company as if the 30 above mentioned acquisitions had occurred on January 1, 2007.

For the year ended December 31, 2008 and 2007:

	2008	2007

Net Revenue	$149,863,158	$60,915,880
Gross profit	$36,206,682	$16,218,816
Income from operations	$26,109,067	$10,721,020
Minority Interest in Subsidiaries	$421,519	$73,925
Net income	$18,209,692	$10,708,965
Basic earnings per share	$0.58	$0.41

Acquisition of Lushan Breeder Pig Farm Co., Ltd.

On November 6, 2007, the Company entered into a Stock Purchase Agreement with Lushan Breeder Pig Farm Co., Ltd. (“Lushan”), a Peoples Republic of China company located in HuaLin Town of XingZi County in Jiangxi Province, Peoples Republic of China, Huaping Yang and Hongyun Luo, the holders of ninety percent (90%) of the issued and outstanding capital stock of Lushan. Under the terms of the Stock Purchase Agreement, the Company agreed to purchase 90% of the issued and outstanding capital stock of Lushan from Hongyun Luo for an aggregate purchase price of 20,112,020 RMB, equivalent to $2,699,600. In addition, under the terms of the Stock Purchase Agreement, the Company assumed 4,919,980 RMB equivalent to $660,400 of indebtedness owed by Lushan.  The Company assigned the Shares to Nan Chang Best Animal Husbandry Co., Ltd, its wholly owned subsidiary.  The Company purchased Lushan to expand its operations into the pre-mix fodder blended feed and feed additives for use in the pork husbandry market as well as raising, breeding and the sale of pigs.

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
For the Years Ended December 31, 2008 and 2007

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

Shanghai is located in the Qingcun Town, Fengxian district, Shanghai and sells its products to approximately 535 customers, consisting of 329 distributors and 206 large scale pig farms.  Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to approximately 616 customers, consisting of 427 distributors and 189 large scale pig farms.  Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 607 customers, consisting of 405 distributors and 202 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The following tables summarize segment information for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,

	2008	2007	2006

Revenues from unrelated entities
Shanghai	$18,063,213	$9,659,457	$3,180,407
Guangxi	13,698,616	11,048,487	-
Nanchang	19,983,515	15,366,849	5,414,469
Hog farms	91,916,141	88,546	-
	$143,661,485	$36,163,339	$8,594,876

Intersegment revenues
Shanghai	$1,193,171	$-	$182,564
Guangxi	4,116,154	-	-
Nanchang	2,865,221	2,280,320	708
Hog farms	1,518,230	-	-
	$9,692,776	$2,280,320	$183,272

Total Revenues
Shanghai	$19,256,384	$9,659,457	$3,362,971
Guangxi	17,814,770	11,048,487	-
Nanchang	22,848,736	17,647,169	5,415,177
Hog farms	93,434,371	88,546	-
Less Intersegment revenues	(9,692,776)	(2,280,320)	(183,272)
	$143,661,485	$36,163,339	$8,594,876

Income from operations
Shanghai	$3,688,912	$1,737,962	$516,364
Guangxi	959,795	2,224,098	-
Nanchang	3,131,770	2,807,786	846,243
Hog farms	18,041,498	847	-
Holding Company	(1,081,044)	(449,922)	(328,713)
	$24,740,931	$6,320,771	$1,033,894

Interest income
Shanghai	$2,825	$1,092	$262
Guangxi	24,830	2,738	-
Nanchang	63,331	22,640	28,589
Hog farms	20,405	56	-
Holding Company	79,574	115,622	-
	$190,965	$142,148	$28,851

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Interest and financing costs
Shanghai	$4,045	$-	$-
Guangxi	8,465	33,597	-
Nanchang	27,351	61,078	23,532
Hog farms	22	28,468	-
Holding Company	5,664,475	30,580	-
	$5,704,358	$153,723	$23,532

Income tax expense (benefit)
Shanghai	$-	$(152,108)	$171,370
Guangxi	338,795	(41,095)	-
Nanchang	248,428	-	(271,756)
Hog farms	-	-	-
Holding Company	-	-	-
	$587,223	$(193,203)	$(100,386)

Net Income
Shanghai	$3,689,684	$1,904,894	$358,671
Guangxi	483,279	2,263,795	-
Nanchang	2,517,285	2,887,001	1,145,322
Hog farms	16,923,585	(27,915)	-
Holding Company	(6,665,018)	(364,880)	(328,713)
	$16,948,815	$6,662,895	$1,175,280

Provision for depreciation
Shanghai	$21,834	$25,624	$74,347
Guangxi	40,047	46,177	-
Nanchang	59,932	81,529	26,122
Hog farms	1,459,030	(12,820)	-
	$1,580,843	$140,510	$100,469

	As of December 31,
	2008	2007
Total Assets
Shanghai	$8,633,418	$3,206,606
Guangxi	14,356,062	4,652,914
Nanchang	8,087,484	13,312,356
Hog farms	96,454,117	693,893
Holding Company	9,524,055	1,204,495
	$137,055,136	$23,070,264

Note 13 – Commitments and Contingencies

At December 31, 2008, the Company had commitments to expend $7,372,875 in connection to building construction currently in process and $984,804 in connection with the growing of breeder hogs.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 14 – Selected Quarterly Data (unaudited)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net Revenue	$12,147,084	$35,635,327	$49,426,274	$46,452,800
Gross Profit	$3,432,961	$11,034,825	$12,302,216	$7,666,918
Income from operation	$1,725,118	$8,772,157	$9,310,399	$4,933,257
Other income (expense)	$(515,511)	$(4,566,771)	$(828,031)	$(873,062)
Net income	$919,297	$3,921,513	$8,216,155	$3,891,850
Earnings per share (basic)	$0.03	$0.12	$0.25	$0.13

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net Revenue	$4,978,295	$6,891,153	$11,888,283	$12,405,608
Gross Profit	$1,543,206	$2,009,926	$3,243,065	$3,603,663
Income from operation	$977,891	$1,220,524	$2,057,364	$2,064,992
Other income (expense)	$(23,412)	$24,719	$17,515	$130,099
Net income	$779,181	$1,461,002	$2,075,174	$2,347,538
Earnings per share (basic)	$0.03	$0.06	$0.08	$0.09

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2009.

AgFeed Industries Inc.

By:	/s/ Junhong Xiong
Junhong Xiong
Chief Executive Officer, President,
Director and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of AgFeed and in the capacities and on the dates indicated.  The undersigned hereby appoints Songyan Li and Junhong Xiong, each with full power of substitution, as his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of AgFeed Industries, Inc. on Form 10-K for the year ended December 31, 2008 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Junhong Xiong	Director, President, Chief Executive Officer and Vice Chairman	March 16, 2009
Junhong Xiong

/s/ Liangfan Yan	Chief Financial Officer and Chief Accounting Officer	March 16, 2009
Liangfan Yan

/s/ Songyan Li	Chairman of the Board and Director	March 16, 2009
Songyan Li

/s/ Lixiang Zhang	Director	March 16, 2009
Lixiang Zhang

/s/ Fredric W. Rittereiser	Director	March 16, 2009
Fredric W. Rittereiser

/s/ Arnold Staloff	Director	March 16, 2009
Arnold Staloff

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Purchase Agreement with Nanchang Best and each of Nanchang Best’s shareholders (incorporated by reference to Exhibit 2.1 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on November 6, 2006)

2.2
Share Purchase Agreement with Shanghai Best and each of Shanghai Best’s shareholders (incorporated by reference to Exhibit 2.2 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on November 6, 2006)

3(i).1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of AgFeed's Registration Statement on Form SB-2 (Commission File No. 333-126674) filed with the SEC on July 18, 2005)

3(i).2
Articles of Merger dated November 14, 2006 pursuant to which AgFeed Industries, Inc. was merged into Wallace Mountain Resources Corp. and the name of the surviving entity was changed to AgFeed Industries, Inc. (incorporated by reference to Exhibit 3.3 of AgFeed's Registration Statement on Form SB-2 (Commission File No. 333-144131), filed with the SEC on June 28, 2007)

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 15, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4 of AgFeed's Annual Report on Form 10-KSB (Commission File No. 001-33674) filed with the SEC on March 13, 2007)

4.2
Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in April 2007 (incorporated by reference to Exhibit 4.2 of AgFeed's Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

4.3
Form of Registration Rights Agreements dated February 2007 (incorporated by reference to Exhibit 4.3 of AgFeed's Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

4.4
Form of Common Stock Purchase Warrant forming part of units sold and also issued as compensation to selected dealers in our June 2007 private placement offering (incorporated by reference to Exhibit 4.4 of AgFeed's Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on June 28, 2007)

4.5
Registration Rights Agreement dated as of June 22, 2007 by and between AgFeed and Apollo Asia Opportunity Master Fund, L.P. (incorporated by reference to Exhibit 4.5 of AgFeed's Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on June 28, 2007)

10.1
Share Purchase Agreement dated December 20, 2006 among AgFeed, Guangxi Huijie and the shareholders of Guangxi Huijie (incorporated by reference to Exhibit 10.1 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 20, 2006)

10.2
Promissory Note of AgFeed payable to order of Sunrise Capital International, Inc. in the amount of 8,600,000 RMB (incorporated by reference to Exhibit 10.2 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 26, 2006)

10.3
Form of Subscription Package for private placement offering that had final closing on April 29, 2007 (incorporated by reference to Exhibit 10.5 of AgFeed's Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

10.4
Subscription Agreement by and between AgFeed and Apollo Asia Opportunity Master Fund, L.P. dated June 22, 2007 (incorporated by reference to Exhibit 10.6 of AgFeed's Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

10.5
Stock Purchase Agreement as of November 6, 2007 by and among AgFeed, Lushan and Huaping Yang and Hongyun Luo, being the holders of ninety percent of the issued and outstanding shares of Lushan (incorporated by reference to Exhibit 10.1 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on November 9, 2007)

10.6
Securities Purchase Agreement, dated February 25, 2008, by and among Agfeed and the certain investors listed on the Schedule of Buyers to such Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.7
Form of Registration Rights Agreement dated February 2008 (incorporated by reference to Exhibit 10.2 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.8
Form of Senior Convertible Note dated February 2008 (incorporated by reference to Exhibit 10.3 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.9	Form of Warrant dated February 2008 (incorporated by reference to Exhibit 10.4 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.10
Equity Securities Purchase Agreement, dated February 25, 2008, by and among Agfeed and the certain investors listed on the Exhibit A to such Equity Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.11
Securities Purchase Agreement, dated April 16, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.13 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 22, 2008)

10.12
Securities Purchase Agreement, dated April 22, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.14 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 29, 2008)

10.13
Securities Purchase Agreement, dated April 22, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.15 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 29, 2008)

10.14
Employment Agreement, dated as of the 19th day of August, 2008, by and between Nanchang Best Animal Husbandry Co., Ltd. and Gerard Daignault (incorporated by reference to Exhibit 10.16 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on August 20, 2008)

10.15
AgFeed Industries, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Appendix A of AgFeed's Definitive Proxy Statement filed with the SEC on April 29, 2008 (Commission File No. 001-33674))

10.16
Securities Purchase Agreement, dated as of December 28, 2008, by and between AgFeed and each of certain Investors (incorporated by reference to Exhibit 10.18 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on January 9, 2009)

10.17
Form of Common Stock Purchase Warrant, dated December 31, 2008 (incorporated by reference to Exhibit 10.19 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on January 9, 2009)

21.1	List of Subsidiaries

23.1	Consent of Goldman Parks Kurland Mohidin, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.