Form 10-K/A
period 2008-12-31
Agfeed Industries, Inc
filed 2009-05-05
CIK 1331427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference:  None

TABLE OF CONTENTS
		Page
PART III

Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Shareholder Matters	13
Item 13.	Certain Relationships and Related Transactions	15
Item 14.	Principal Accountant Fees and Services	15

PART IV

Item 15.	Exhibits and Financial Statement Schedules	16

SIGNATURES

EXHIBITS

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Filing”) for AgFeed Industries, Inc. was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009. This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference of AgFeed's 2009 Annual Meeting Proxy Statement into Part III of the Original Filing has been deleted, and Items 10 through 14 and 15(a)(3) of the Original Filing have been amended and restated in their entirety. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of April 25, 2009:

Songyan Li , PhD	42
Dr. Li has served as our executive Chairman and as Chairman of our board of directors since December 2006 and as our Chief Technology Officer since April 2009. Dr. Li served as chairman of the boards of Nanchang Best and Shanghai Best from July 2004 to December 2006. As one of the original founders of Nanchang Best, Mr. Li served as the manager of the Technical Research and Development Department of Nanchang Best from 1995 to July 2004. Prior to that, he worked as the technical manager in Guangxi Peter Hand Premix Feed Company, a Chinese subsidiary of global animal nutrition conglomerate Provimi S.A. from 1991 to 1994. He received his Ph.D. in Animal Nutrition from Nanjing Agricultural University in 2004.

Fredric W. Rittereiser	72
Mr. Rittereiser joined our board of directors in November 2007. From October 1996 until retiring in 2002, Mr. Rittereiser served as chairman of the board and chief executive officer of Ashton Technology Group, Inc., a company that develops and commercializes online transaction systems for the financial industry.  Mr. Rittereiser has served on the board of directors of SmartHeat Inc., a manufacturer of plate heat exchanger products, since 2008.

Arnold Staloff	64
Mr. Staloff joined our board of directors in November 2007. From December 2005 to May 2007, Mr. Staloff served as chairman of the board of SFB Market Systems, Inc., a New Jersey-based company that provides technology solutions for the management and generation of options series data. From March 2003 to December 2005, Mr. Staloff was an independent consultant. From June 1990 to March 2003, Mr. Staloff served as president and chief executive officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. Mr. Staloff served as a director for Lehman Brothers Derivative Products Inc. from 1994 until October 2008.  Mr. Staloff has served on the boards of directors of Shiner International, Inc., a packaging and anti-counterfeit plastic film company, since 2007 and SmartHeat Inc. since 2008.

Junhong Xiong	38
Mr. Xiong joined our board of directors in November 2006 and has served as our Chief Executive Officer and Vice Chairman since that time. Mr. Xiong has also served as chief executive officer of Nanchang Best since its founding in 1995. Prior to that, Mr. Xiong worked for Guangzhou Huashi Animal Nutritionals Company as a sales representative, sales manager, and head of marketing from 1993 to 1995. He was a technician at the Chongming Progressing Farm Company in Shanghai from 1992 to 1993. Mr. Xiong graduated from Animal Husbandry & Veterinary College in Jiangxi Agricultural University and received a Bachelors Degree in 1992.

Lixiang Zhang, PhD	42
Dr. Zhang joined our board of directors in May 2007. Dr. Zhang is a leading expert in animal nutritional science and management consulting in China. Dr. Zhang is a professor of Agricultural Management and has served as the assistant dean of the College of Agricultural Development at Renmin University of China since July 2003. In 2006, Dr. Zhang was awarded the title of Excellent Teacher by Renmin University. In 2005, he was named a Top Ten Enterprise Strategist by the Chinese government. In 2004, Dr. Zhang was named a Top Ten Best Management Consulting Expert by the Chinese Government. In 2002, he was awarded the top prize for Innovative Management Science by the Chinese Ministry of Commerce. Dr. Zhang has authored over 60 books and articles on the topics of agricultural science and management science. He has conducted management training programs for global companies including SONY, Panasonic, General Motors, Motorola, China Life Insurance, China Telecom among others. Dr. Zhang received a PhD in Management Science from Renmin University in 2003.

Selina Jin	34
Ms. Jin was appointed our chief financial officer on April 15, 2009. Ms. Jin joined AgFeed as its assistant chief financial officer in June 2008. Prior to joining AgFeed, Ms. Jin was employed as chief financial officer of Changsha Zhan Hong Energy Chemical Co. Ltd. from 2004 to 2006.  From 2003 to 2004, Ms. Jin was assistant chief executive officer at Citia International Ltd. N. Z., Ms. Jin was an assistant professor in the Business School of Central South University from 1997 to 2003. Ms. Jin received her bachelor’s degree in accounting from Hunan University in 1997 and her Master of Business Administration in Finance and Accounting from Shanghai University of Financial and Economics in 2008.  Ms. Jin is a member of the China Association of Chief Financial Officers), the Institute of Management Accountants and the International Financial Management Association.

Gerard Daignault	50
Mr. Daignault has served as our chief operating officer since August 2008.  Prior to joining AgFeed, Mr. Daignault served as founder and managing director of Spectrum Agribusiness LLC from October 2007 until August 2008. Prior to founding Spectrum Agribusiness, Mr. Daignault served as CFO/Director of Finance for PIC North America, Inc. from May 2004 to October 2007 through the acquisition by Genus PLC of Sygen PLC (parent company of PIC North America, Inc.) in December 2005. During his 26+ year career, Mr. Daignault has held a number of financial and managerial positions including 18 years at the CFO level for domestic and international agribusiness, including Purina Mills LLC, PMAG Products (a subsidiary of Tate & Lyle, N.A.), and Newsham Hybrid Genetics. He received a Bachelor’s degree in finance and accounting from the University of Missouri in 1979.

Feng Zhou	40
Mr. Zhou has served as our vice president, financial controller and corporate secretary since our founding in 1995. Prior to 1995, he worked at Guangzhou Huashi Industries for two years as a sales representative. Mr. Zhou received his bachelor degree in Animal Nutrition in 1992 from Jiangxi Agricultural University and upon graduation worked at Shanghai Daying Industry as a technician from July 1992 through October 1993. He obtained his EMBA degree from Tsinghua University in 2004.

Zhengru Xiong	40
Mr. Xiong has served as our Vice President of Technical Operations since our founding in 1995.  He is the current chairman of Jiangxi Province Hog Farm Association. He graduated from Jiangxi Agricultural University in 1992 with a Bachelor's Degree in Animal Farming and from 1992 through 1994 he worked at Jiangxi Agricultural and Technology Company as a section chief. Mr. Xiong has an EMBA degree from Tsinghua University.

Jinfeng Yuan	29
Dr. Yuan has served as our Vice President of Technology since joining AgFeed in 2006.  Dr. Yuan earned a Ph.D. degree in animal genetics from Huazhong Agricultural University and the University of Cambridge. He has studied at the PIC (the international leader in providing genetically superior pig breeding stock) research lab at the University of Cambridge, Tianzhong Breeder Pig Company (one of China's top breeder hog companies) and the World Wildlife Fund (WWF) China.

Yunlin Zheng	40
Mr. Zheng has served as our Vice President of Marketing since February 2007.  From September 2003 to February 2007, he was the general manager of Nanchang Best.  Prior to his appointment as general manager, he held various senior positions including sales manager and deputy general manager of Nanchang Best since our founding in 1995.  Mr. Zhou received his bachelor degree in Animal Nutrition in 1992 from Jiangxi Agricultural University and, upon graduation, taught Animal Nutrition courses in Jiangxi Agricultural University until 1995.  He obtained his EMBA degree from Tsinghua University in 2004.

In addition to our current executive officers listed above, Mr. Liangfan Yan, 55, served as our chief financial officer from 2006 to April 15, 2009. As of April 15, 2009, Mr. Yan became AgFeed's internal controller.  Mr. Yan has almost two decades of accounting and auditing experience.  Prior to joining AgFeed, Mr. Yan served as financial controller for the New Hope Group, China's No. 1 animal nutrition company with almost US$2 billion in annual sales from 2001 to 2006. Prior to New Hope, he was a senior manager at a major accounting firm in Chengdu, China. Mr. Yan is a registered CPA and holds a BA degree in accounting from the Correspondence College of Economics in Beijing.

Our directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified. Our executive officers are appointed annually by the Board of Directors, at a meeting of the Board of Directors following our annual meeting or shareholders, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Messrs. Rittereiser and Staloff and Dr. Zhang qualify as “independent” directors within the meaning of Nasdaq Rule 5605(a)(2).

Code of Conduct

We have adopted a code of conduct that applies to our chief executive officer, chief financial officer and all of our other officers, employees and directors, a copy of which may be viewed in the "Management" section of our website located at www.agfeedinc.com/html/investor.asp or obtained by making a written request to Feng Zhou, Corporate Secretary of AgFeed Industries, Inc., at Suite A1001-1002, Tower 16, Hengmao International Center, Nanchang, Jiangxi Province, China 330003.

Committees of the Board of Directors

The board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

The Audit Committee is responsible for monitoring the quality, reliability and integrity of the accounting policies and financial statements of AgFeed; overseeing our compliance with legal and regulatory requirements; reviewing the independence, qualifications and performance of our internal and external auditors; overseeing the performance of AgFeed's internal audit function and independent auditors; reviewing and monitoring the provisions of non-audit services performed by our independent auditors; and preparing a committee report as required by the SEC to be included in our annual proxy statement.

The Compensation Committee is responsible for recommending compensation arrangements for our executive officers; evaluating the performance of our chief executive officer; and administering our compensation plans.

The Nominating and Corporate Governance Committee is responsible for, among other thing, assisting the board in identifying individuals qualified to become members of the board and executive officers, selecting, or recommending that the board select, director nominees for election as directors by the shareholders, developing and recommending to the board a set of effective governance policies and procedures applicable to AgFeed, and recommending to the board director nominees for each committee.

All of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are non-employee directors. Mr. Staloff has been appointed to sit on the audit committee to serve as the audit committee financial expert. Mr. Staloff is considered independent within the meaning of Nasdaq listing standards.

Our Board of Directors has appointed the following members to following designated committees:

Audit	Messrs. Rittereiser and Staloff and Dr. Zhang, with Mr. Staloff as Chairman.

Compensation:	Messrs. Rittereiser and Staloff and Dr. Zhang, with Mr. Rittereiser as Chairman.

Nominating and Corporate Governance:	Messrs. Rittereiser and Staloff and Dr. Zhang, with Mr. Rittereiser as Chairman.

Audit Committee Financial Expert

The board of directors has an audit committee, which is comprised of Dr. Zhang and Messrs. Staloff and Rittereiser. The board has examined the composition of the audit committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Securities Exchange Act of 1934 ("Exchange Act") applicable to audit committees. Based upon this examination, the board of directors has determined that each of the audit committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Staloff qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Procedure for Shareholder Nominations of Directors

Nominations for the election of directors may only be made by the board of directors in consultation with its nominating and corporate governance committee. A shareholder of record may recommend to the committee a candidate for consideration as a nominee. The committee will consider a shareholder nominee only if a shareholder provides written notice to: AgFeed Industries, Inc., Suite A1001-1002, Tower 16, Hengmao International Center, Nanchang, Jiangxi Province, China 330003, Attention:  Corporate Secretary for the Nominating and Corporate Governance Committee, with a copy to our counsel, William W. Uchimoto, Esq., Buchanan, Ingersoll & Rooney PC, 50 S. 16th Street, Suite 3200, Philadelphia, PA 19102-2555.

In order to provide sufficient time to enable the committee to evaluate candidates recommended by shareholders in connection with selecting candidates for nomination in connection with AgFeed's annual meeting of shareholders, the corporate secretary must receive the shareholder’s recommendation not less than sixty (60) days nor more than ninety (90) days prior to the anniversary of the mailing of the proxy statement for the annual meeting of shareholders for the preceding year. Each such notice must include the following information about the candidate:

•	Name;

•	Age;

•	Business and current residence addresses, as well as residence addresses for the past 20 years;

•	Principal occupation or employment and employment history (name and address of employer and job title) for the past 10 years (or such shorter period as the candidate has been in the workforce);

•	Educational background;

•	Permission for AgFeed to conduct a background investigation, including the right to obtain education, employment and credit information;

•	The number of shares of AgFeed common stock beneficially owned by the candidate, if any;

•
The information that would be required to be disclosed by AgFeed about the candidate under the rules of the SEC in a proxy statement soliciting proxies for the election of such candidate as a director (which currently includes information required by Items 401, 404 and 405 of Regulation S-K); and

•	A signed consent of the nominee to serve as a director of AgFeed, if elected.

Nominees properly proposed by eligible shareholders will be evaluated by the committee in the same manner as nominees identified by the committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2008, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all Section 16(a) reports required during the year, with the following exception:  Liangfan Yan, our former chief financial officer, did not timely file an "Initial Statement of Beneficial Ownership of Securities" on Form 3 when he became an executive officer in October 2006.  Mr. Yan has never held any of our securities and a Form 3 was filed reflecting his status as an executive officer on February 13, 2009. Effective as of April 15, 2009, Mr. Yan is no longer an executive officer of AgFeed.  He remains AgFeed's internal controller.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation paid to our executive officers in 2008 as well as the objectives and material factors underlying our compensation policies and decisions.

The compensation committee (for purposes of this CD&A, the “Committee”) of the board of directors has responsibility for establishing, implementing and monitoring adherence with AgFeed's compensation philosophy. The Committee ensures that the total compensation paid to our “named executives” is fair, reasonable and competitive. Our chairman reviews and revises individual compensation and presents his recommendations to the Committee for its ultimate review and approval.  The chairman participates in Committee meetings to assist the Committee with its understanding of the market in the PRC.  Neither the chairman nor our chief executive officer is involved in decisions relating to their respective compensation.

The information in this CD&A explains how the Committee made its compensation decisions for our named executives in 2008. For 2008, our named executives were: our executive Chairman, Dr. Songyan Li; our Chief Executive Officer and Vice Chairman, Mr. Junhong Xiong; our Chief Financial Officer during all of 2008, Mr. Liangfan Yan; and our next two most highly compensated executive officers - our Chief Operating Officer, Mr. Gerard Daignault and our Financial Controller and Secretary, Mr. Feng Zhou.

Compensation Philosophy and Objectives of Our Executive Compensation Program

We maintain the philosophy that determination of compensation for our executive officers is based on the primary goal of maximizing corporate performance and thereby creating value for you, our shareholders. To achieve this goal we have designed our executive compensation program to achieve the following objectives:

•
Retain and attract qualified executives — The compensation of our executives must be competitive with the organizations with which we compete for talent so that we may attract and retain talented and experienced executives. Our executives have, on average, approximately 20 years of experience in the premix feed and commercial hog production industries.

•
Reward outstanding performance — A significant portion of our executives’ compensation should be subject to corporate performance measures and therefore be “at risk.” Performance-based compensation can vary widely from year to year depending on an executive’s performance and the economic tensions relating to our business.

•
Align compensation with our strategic business objectives — We believe that a component of our executives' compensation should be related to the degree to which we meet or exceed both our short- and long-term strategic business objectives.

•
Align the interests of our executives with those of our shareholders— Equity-based awards can be an effective means of aligning an executive’s financial interests with those of our shareholders by providing value to the executive only if the market price of our stock increases.

2008 Executive Compensation Components

With this in mind, we have created a compensation package designed to reward individual performance based on our short-term and long term performance and how this performance links to our corporate strategy.  The components of our total compensation for executive officers, including our named executives, are as follows:

Rewarding Short-Term Performance

•	Salary - the fixed amount of compensation for performing day-to-day responsibilities.

Base salaries are intended to provide a minimum level of compensation sufficient to attract and retain an effective management team when considered in combination with the performance-based and other components of our executive compensation program. Base salaries for our executive officers are determined not only on the basis of the Committee’s assessment of individual performance, but also on the total compensation paid to persons holding equivalent positions by companies in the PRC engaged in similar businesses.

Salaries are reviewed annually to determine if they are equitably aligned within AgFeed and are at sufficient levels to attract and retain top talent. The Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills, responsibilities and anticipated workload.

Mr. Daignault's 2008 salary was determined in negotiations between AgFeed and Mr. Daignault and is a key term of his employment agreement.  His base salary was determined in relation to his significant years of experience and the extent of his knowledge of the hog production business in both the United States and China.

•	Bonus - Cash bonus awards earned for achieving our short-term financial goals and other strategic objectives measured over the year.

We may pay discretionary bonuses to incentivize and reward executives based on our overall performance, as well as on the performance of each executive officer’s area of responsibility or operating group. Measures of performance may be financial or strategic. Financial elements are based on a comparison of our revenues and earnings per share year over year.  Strategic elements may include improvements in operations and contributions to our strategic business objectives.

For 2008, actual bonuses paid to our named executives were determined by the Committee based on its subjective evaluation of each executive's performance with input from Dr. Li.  Based on Dr. Li's evaluation of each executive's performance during the year, together with the Committee's evaluation of each executive's performance, the executive's relative contribution to our overall performance and the executive's response to unplanned or unforeseen events (i.e., the economic downturn, decreases in the cost of hogs and increased in the cost of certain raw materials), the Committee determined the bonus awards to be paid to the executives.  The Committee placed significant emphasis on our financial and strategic performance, the execution and integration of our business acquisitions during the year and the adherence of our executives to our established governance policies.

In determining Dr. Li's and Mr. Xiong's bonus for 2008 performance, the Committee considered its evaluation of their performance which included AgFeed's overall performance, our expansion into the hog production line of business, their overall management of AgFeed and their handling of unexpected challenges.

2008 was a year of significant growth for AgFeed.  The Committee believes that our executive officers executed the company's strategic goals for the year, capitalizing on the synergies of our previously existing line of business, feed production, by expanding into the hog production business beginning at the end of 2007.  This was accomplished through the successful acquisition and integration of 30 producing hog farms, one feed processing plant and the establishment of exclusive relationships with more than 500 independently owned retail distributors, as well as the growth of our existing operations, led by the talents of our executive management.

As a result of AgFeed's internal growth and strategic acquisitions during 2008, our revenues increased $107.5 million year over year and our earnings per share more than doubled.  This growth was effectively managed by our team of seasoned executives, led by Dr. Li and Mr. Xiong, with the financial experience provided by our chief financial officer and financial controller, Messrs. Yan and Zhou, and the hog production expertise of Mr. Daignault.

For 2008 performance, in March 2009, the Committee made the following bonus awards to our named executives: Dr. Li - $60,000; Mr. Xiong - $40,000; Mr. Daignault, $22,500; Mr. Yan, $10,000; and Mr. Zhou, $20,000.

Rewarding Long-Term Performance

Long-Term Equity Incentive Awards - may be granted to retain executives, build executive ownership and align compensation with the achievement of our long-term financial goals, creating shareholder value and achieving strategic objectives as measured over multi-year periods.

Executives are eligible for equity awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance grants under the AgFeed Industries, Inc. 2008 Long-Term Incentive Plan. Awards are made at the discretion of the Committee. The number of shares awarded to any individual depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may make to shareholder value over time. In addition, in determining the number of stock options, stock appreciation rights, restricted shares, restricted stock units or performance shares to grant to each executive, the Committee reviews the current ownership interest of each executive to determine the whether or not an additional grant will incentivize that individual to make a long term commitment to remain with AgFeed. By giving executives an equity interest in AgFeed, the value of which depends upon stock performance, we seek to further align management and shareholder interests. During 2008, with the exception of a stock option awarded Mr. Daignault upon his appointment as our chief operating officer, we determined that it was not necessary to grant equity awards to our named executives because each of them held a number of shares of our common stock sufficient to align their respective interests and commitments with those of our shareholders.

Other Elements of Total Compensation

•
Perquisites and Other Personal Benefits - Historically, we have not provided our named executives with perquisites or other personal benefits because it is not customary to provide such perquisites and personal benefits in the PRC.

•
Retirement Benefits - Currently, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executives (other than a mandatory state pension scheme in which all of our employees in the PRC participate) because it is not customary to provide such benefits and programs in the PRC.

Tax and Accounting Implications

•
Deductibility of Executive Compensation - Pursuant to Section 162(m) of the Internal Revenue Code, compensation in excess of $1 million paid to named executives is not deductible by us, subject to certain exceptions. The Committee has considered the effect of Section 162(m) of the Code on our executive compensation and we believe that the compensation paid to our executive officers generally is fully deductible for federal income tax purposes.

•
Accounting for Share-Based Compensation - We account for share-based compensation in accordance with the requirements of FASB Statement 123(R). The Committee takes into consideration the tax consequences of compensation to the named executives, but tax considerations are not a significant part of the company’s compensation policy.

Employment and Severance Agreements

With the exception of Mr. Daignault, we did not have any written employment or severance agreements (including any that might pertain to a "change-in-control of AgFeed) with any of our named executives in 2008.  Mr. Daignault's employment agreement provides that he will serve as chief operating officer of AgFeed and its wholly-owned subsidiary, Nanchang Best Animal Husbandry Co., Ltd.  The current term of Mr. Daignault's agreement extends until August 19, 2011.  His initial base salary is $216,000, subject to annual review and possible adjustment.  Mr. Daignault's employment agreement is more fully discussed in the "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" and the "Potential Payments Upon Termination or Change-in-Control" sections on pages 21 and 22, respectively, of this document.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with AgFeed's management and, based upon such review and discussion, the compensation committee recommended to our board that the Compensation Discussion and Analysis be included in this proxy statement.

By the Compensation Committee of the board of directors:

Fredric Rittereiser, Chairman
Arnold Staloff
Lixiang Zhang

The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of AgFeed under the Securities Act of 1933 or the Exchange Act, except to the extent that AgFeed specifically incorporates the Compensation Committee Report by reference therein.

Compensation Committee Interlocks and Insider Participation

During fiscal 2008 and as of the date of this proxy statement, none of the members of the compensation committee was or is an officer or employee of AgFeed, and no executive officer of AgFeed served or serves on the compensation committee or board of any company that employed or employs any member of AgFeed's compensation committee or board of directors.

Summary Compensation Table

The following table shows the compensation of each of our named executives in 2008.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Option Awards ($)	Total Compensation ($)

Songyan Li	2008	11,600	60,000		71,600
Executive Chairman	2007	20,000	0		20,000

Junhong Xiong	2008	12,700	40,000		52,700
Chief Executive Officer and Vice Chairman	2007	13,000	5,000		18,000

Liangfan Yan (3)	2008	11,000	10,000		21,000
Chief Financial Officer	2007	11,000	5,000		16,000

Gerard Daignault (4)	2008	72,000	22,500	104,754	199,254
Chief Operating Officer

Feng Zhou	2008	11,000	20,000		31,000
Vice President, Financial Controller and Secretary	2007	11,000	5,000		16,000

(1)
The salary for each of the named executives, except Mr. Daignault, was calculated and paid in RMB.  The amounts in the foregoing table represent the US dollar equivalent based on a conversion rate of RMB1 = $0.1466 at December 31, 2008 and RMB1 - $0.137088 at December 31, 2007.

(2)	The bonus amounts awarded to each of our named executives were paid in February 2009 for services rendered to Agfeed during 2008.

(3)
Mr. Yan served as our chief financial officer throughout 2008.  However, it should be noted that, effective April 15, 2009, Mr. Yan is no longer our chief financial officer.  He remains AgFeed's internal controller.

(4)
Mr. Daignault joined AgFeed as its Chief Operating Officer in August 2008.  The salary set forth herein would be $216,000 on an annualized basis.  Mr. Daignault was awarded an option to purchase 100,000 shares of our common stock on September 25, 2008.  The exercise price is $9.32 per share and the option vests over a three year period, with 66,667 shares vesting on the second anniversary of the grant date and 33,333 shares vesting on the third anniversary of the grant date, provided that Mr. Daignault remains employed by AgFeed on the vesting dates. The option is exercisable for five years from the date of grant. The value of the option award is based on the amount recognized for financial statement reporting purposes in 2008 computed in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). See Note 8 of the consolidated financial statements in our Annual Report on Form 10-K regarding assumptions underlying the valuation of stock option grants.

Grants of Plan-Based Awards

The following table provides information on stock options granted in 2008 to each of our named executives.

Name	Grant Date	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/Sh)	Grant Date Fair Value of Option Awards (1) ($/Sh)
Songyan Li	—	—	—	—	—
Junhong Xiong	—	—	—	—	—
Liangfan Yan	—	—	—	—	—
Gerard Daignault	9/25/2008	100,000	9.32	9.32	5.91
Feng Zhou	—	—	—	—	—

(1)	This column shows the fair value of the stock options as of the grant date computed in accordance with FAS 123R.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.

With the exception of Mr. Daignault, we have no employment agreements with our named executives.  For 2008, the only compensation earned by our named executives, other than Mr. Daignault, was salary and bonus.  In the future, named executives may be eligible to receive other forms of compensation.

Terms of Daignault Employment Agreement.  Nanchang Best Animal Husbandry Co., Ltd., a subsidiary of AgFeed, entered into an employment agreement with Mr. Daignault on August 19, 2008, pursuant to which Mr. Daignault agreed to serve as AgFeed's chief operating officer. The current term of Mr. Daignault’s employment agreement ends on August 19, 2011, and the agreement term automatically renews for successive biennial terms unless terminated in advance of the end of the initial term or any renewal term.

Pursuant to the employment agreement, Mr. Daignault is entitled to the following: (i) an initial base salary of $216,000 per year, (ii) a potential bonus, (iii) two weeks of paid vacation, (iv) reimbursement of pre-approved business expenses and (v) living expenses while traveling in the People's Republic of China. In the event of Mr. Daignault's termination without "cause," or in the event of death or disability or a "constructive termination," we shall pay Mr. Daignault a lump sum severance amount commensurate with the length of his service. Additionally, Mr. Daignault was granted a stock option to acquire 100,000 shares of AgFeed's common stock, par value $0.001 per share, under AgFeed's 2008 Long-Term Incentive Plan which vest in two installments: 66,667 shares vesting on the second anniversary and 33,333 shares vesting on the third anniversary of the date of the grant provided that Mr. Daignault is employed by AgFeed on such vesting dates.

Outstanding Equity Awards at December 31, 2008

The following table sets forth certain information with regard to all unexercised options held by our named executives at December 31, 2008.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(1) (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Songyan Li	—	—	—	—	—
Junhong Xiong	—	—	—	—	—
Liangfan Yan	—	—	—	—	—
Gerard Daignault	9/25/2008	0	100,000	9.32	9/25/2013
Feng Zhou	—	—	—	—	—

Potential Payments upon Termination or Change-in-Control

During 2008, Mr. Daignault was the only named executive that had a compensation arrangement or agreement with AgFeed that provides for any payment in the event of termination or change-in-control.

In the event of Mr. Daignault's termination without "cause," or in the event of death or disability or a "constructive termination," Mr. Daignault will be entitled to receive a lump sum severance amount equal to:

(i)	$36,000, if such termination or constructive termination occurs on or before August 19, 2009;

(ii)	$60,000, if such termination or constructive termination occurs after August 19, 2009 but on or before August 19, 2010; or

(iii)	$100,000, if such termination or constructive termination occurs after August 19, 2010.

Additionally, in the event of Mr. Daignault's termination without cause, or in the event of death or disability or a constructive termination, the options granted to Mr. Daignault shall vest immediately and may be exercised in full or in part within one (1) year from the date of termination, death or disability, or constructive termination.

In the event that Mr. Daignault voluntarily terminates his employment or AgFeed terminates his employment for "cause" he shall not be entitled to any severance payment.  The effect of any other termination on options granted to Mr. Daignault shall be the immediate cancellation and forfeiture of any unexercised portion of the option (whether or not vested).

"Cause" has been defined to mean (1) a refusal, failure, or inability to perform any reasonable assigned duties; (2) a material breach or violation of the employment agreement; (3) conduct by Mr. Daignault that constitutes gross negligence or wilful misconduct; (4) material failure to follow AgFeed's policies, directives, or orders applicable to AgFeed employees holding comparable positions; (5) intentional destruction or theft of AgFeed property or falsifications of AgFeed documents; (6) conviction of a felony or any crime involving moral turpitude or a misdemeanor where imprisonment in excess of fifteen (15) days is imposed; or (7) violation of AgFeed's code of conduct.

"Constructive termination" has been defined to mean: (1) material reduction of the scope of Mr. Daignault's duties for forty (40) consecutive "business days," (2) a material reduction in Mr. Daignault base salary, or (3) the continued assignment to Mr. Daignault of any duties materially inconsistent with the level of his position; provided that none of the foregoing events shall be deemed to result in a constructive termination if Mr. Daignault consents to such events or if such events are the result of actions of AgFeed or its board of directors that are applicable to all of our officers.

A "business day" has been defined to mean any day other than a Saturday, Sunday or legal holiday, or a day on which commercial banks in Beijing, China are authorized or required by law to close.

Based on the foregoing analysis, in the event that Mr. Daignault's employment terminated as of December 31, 2008 without cause, or in the event of his death, disability or a constructive termination, Mr. Daignault or his estate would have been entitled to received a severance payment of $36,000 and his option to acquire 100,000 shares of AgFeed common stock would have vested.  This option would remain exercisable until December 31, 2009.

In the event Mr. Daignault's employment terminated as of December 31, 2008 for any other reason, no severance payments would be made and Mr. Daignault's unvested option would have been canceled and forfeited.  In the event that the employment of any of our other named executives was terminated for any reason as of December 31, 2008, no severance payments would be made to them.

Director Compensation

The following table provides information concerning the compensation of our non-executive directors for the period from January 1, 2008 through December 31, 2008.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)

Fredric Rittereiser	40,000		31,426	71,426
Arnold Staloff	77,000		31,426	108,426
Lixiang Zhang	14,662	(2)	—	14,662

(1)
The options awarded to Messrs. Staloff and Rittereiser on September 25, 2008 have an exercise price of $9.32 per share and vests over a three year period, with 20,000 vesting on the first anniversary of the grant date, 5,000 vesting on the second anniversary of the grant date and 5,000 vesting on the third anniversary of the grant date. The option is exercisable for five years from the date of grant. The values of the option awards are based on the amount recognized for financial statement reporting purposes in 2008 computed in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). See Note 8 of the consolidated financial statements in our Annual Report on Form 10-K regarding assumptions underlying the valuation of stock option grants.

(2)	Dr. Zhang received annual base compensation in Chinese Yuan Renminbi (RMB) of RMB100,000. Based on a conversion rate of RMB1 = $0.1466 at December 31, 2008, this was approximately $14,662 for 2008.

Narrative to Director Compensation Table.

Neither of our executive chairman nor chief executive officer receives any compensation for serving on the board of directors.  For 2008, our board paid the following annual compensation to our independent directors.  Mr. Rittereiser received $40,000 in cash per year, paid in equal quarterly installments.  Mr. Staloff received $77,000 in cash per year, paid in equal quarterly installments.  Dr. Zhang received RMB100,000 per year.  Additionally, each of Messrs. Staloff and Rittereiser received options to purchase 30,000 shares of our common stock, expiring on September 25, 2013, at an exercise price of $9.32 per share, with a three year vesting schedule.

Our board has agreed to pay the following annual compensation to our independent directors for 2009.  Mr. Rittereiser is entitled to receive $50,000 in cash per year, paid in equal quarterly installments.  Mr. Staloff is entitled to receive $86,000 in cash per year, paid in equal quarterly installments.  Dr. Zhang is entitled to receive RMB100,000 per year.

The board of directors recognizes that each of our independent directors has made a unique and invaluable contribution to AgFeed and, in recognition of this, in February 2009, the board awarded each of our independent directors a 2009 one-time extraordinary cash bonus.  Mr. Rittereiser received $55,000, Mr. Staloff received $13,000 and Dr. Zhang received $8,000.

Each of the independent directors has abstained from discussions of, and voting on, the setting of his individual compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information, as of May 1, 2009, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of AgFeed’s common stock; (b) each of our named executives; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. At the close of business on May 1, 2009, we had 38,093,141 shares of common stock outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of May 1, 2009 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)

5% Shareholders

JunQing Xiong (3) No. 107 Wulonnang, Floor 4 Zhang Gong Qu Guangzhou, China 341000	4,752,152	11.97%

Enable Capital Management, LLC (4) Enable Growth Partners, L.P. Mitchell S. Levine One Ferry Building Suite 255 San Francisco, CA 94111	3,884,724	9.79

Directors and Named Executives

Songyan Li	1,766,328	4.45

Junhong Xiong (3)	4,036,074	10.17

Liangfan Yan	0	—

Selina Jin	0	—

Gerard Daignault	200	*

Feng Zhou	1,885,674	4.75

Fredric W. Rittereiser (5)	5,433	*

Arnold Staloff (6)	4,333	*

Lixiang Zhang	0	—

All officers and directors as a group (11 persons)	11,469,390	28.89%

*	Less than 1 percent

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o AgFeed, Suite A1001-1002, Tower 16, Hengmao International Center, Nanchang, Jiangxi Province, China 330003.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3)
This information is derived from Amendment No. 1 to Schedule 13D filed jointly by Messrs. JunQing Xiong and Junhong Xiong, our chief executive officer, on January 5, 2009.  Mr. JunQing Xiong has sole voting and dispositive power with respect to 716,078 of these shares.  Under the terms of an Irrevocable Proxy, dated December 2, 2008, Mr. Junhong Xiong maintains sole voting and dispositive power with respect to the remaining 4,036,074 shares that were gifted to JunQing Xiong until December 2, 2011.  All 4,752,152 are also the subject of a Lock-Up Agreement with AgFeed that remains in effect until October 6, 2009.

(4)
This information is derived from Schedule 13G filed jointly by Enable Capital Management, LLC, Enable Growth Partners, L.P. and Mitchell S. Levine on January 8, 2009.  2,285,720 shares are beneficially owned by Enable Capital Management by or for the benefit of Enable Growth Partners.  An additional 1,600,004 shares are issuable under warrants that are exercisable within 60 days of May 1, 2009.  Enable Capital Management is the general partner and investment manager of Enable Growth Partners.  Mr. Levine is the managing member and majority owner of Enable Capital Management.  Each of the parties has sole voting and dispositive power with respect to the shares.  However, each of Enable Capital Management and Mr. Levine disclaim beneficial ownership with respect to the shares, except to the extent of its or his pecuniary interests therein.

(5)
Mr. Rittereiser's address is 20 Maple Street, Toms River, NJ 08753 U.S.A.  The shares reported include 2,000 shares held by Mr. Rittereiser's daughter.  Mr. Rittereiser disclaims beneficial ownership of such shares.  The shares reported also include 3,333 shares issuable upon the exercise of currently exercisable options granted to Mr. Rittereiser.

(6)	Mr. Staloff's address is 1605 Mayflower Lane, Cherry Hill, NJ 08003 U.S.A. The shares reported include 3,333 shares issuable upon the exercise of currently exercisable options granted to Mr. Staloff.

Equity Compensation Plan Information

The following table sets forth information with respect to compensatory stock options granted to certain officers and directors of the Company, both under the Company's 2008 Long-Term Incentive Plan approved by the shareholders at the 2008 annual meeting and outside the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	160,000	$9.32	840,000

Equity compensation plans not approved by security holders	20,000	$8.85	0

Total	180,000	$9.27	840,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On January 17, 2008, our board authorized and approved the establishment of an AgFeed Advisory Board.  In connection with the establishment of the advisory board, the board entered into a relationship with Mr. Robert Rittereiser pursuant to which the board elected Mr. Rittereiser to serve as chairman of our advisory board.  In recognition of this new relationship, our board granted Mr. Rittereiser an option to purchase up to 25,000 shares of our common stock at an exercise price of $9.31 per share.  The option had a term of five years and vested in three equal annual installments on the first, second and third anniversary of its grant date.  Mr. Rittereiser resigned from the advisory board on December 30, 2008.  Upon his resignation, his option was canceled and forfeited.  Mr. Rittereiser is the brother of our director, Fredric Rittereiser.

Related Party Transaction Approval Policy

It is our policy that the audit committee review and approve in advance all related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC. If advance approval is not feasible, the audit committee must approve or ratify the transaction at the next scheduled meeting of the committee. Transactions required to be disclosed pursuant to Item 404 include any transaction between AgFeed and any officer, director or certain affiliates of AgFeed that has a value in excess of $120,000. In reviewing related party transactions, the audit committee evaluates all material facts about the transaction, including the nature of the transaction, the benefit provided to AgFeed, whether the transaction is on commercially reasonable terms that would have been available from an unrelated third-party and any other factors necessary to its determination that the transaction is fair to AgFeed.

Director Independence

Our board has determined that each of Messrs. Rittereiser and Staloff and Dr. Zhang are independent directors within the meaning of applicable Nasdaq and SEC rules. Each of Messrs. Rittereiser and Staloff and Dr. Zhang serve on our audit, compensation and nominating and corporate governance committees.  No other directors serve on these committees.  In considering director independence, the board studied the shares of AgFeed common stock beneficially owned by each of the directors as set forth under “Security Ownership of Certain Beneficial Owners and Management.”

Item 14.  Principal Accounting Fees and Services.

The firm of Goldman Parks Kurland Mohidin LLP has been selected by the audit committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2008. This firm has served as independent public accountants for our company since 2006. A representative of Goldman Parks Kurland Mohidin LLP is not expected to be present at the annual meeting.

The following table sets forth fees billed to us by Goldman Parks Kurland Mohidin LLP for professional services rendered for 2008 and 2007:

	2008	2007
Audit Fees (including 404 audit fees for 2008)	$304,000	$165,000
Audit-Related Fees	$10,000	$5,800

Total	$314,000	$170,800

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2008 and 2007, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Goldman Parks Kurland Mohidin LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for fiscal years 2008 and 2007, respectively, for assurance and related services by Goldman Parks Kurland Mohidin LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence accounting consultation with respect to our registration statements and agreed-upon procedure reports.

The audit committee has considered the compatibility of the non-audit services performed by and fees paid to Goldman Parks Kurland Mohidin LLP in fiscal year 2008 and has determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2008, Goldman Parks Kurland Mohidin LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-audit Services. The audit committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the audit committee may grant general pre-approval for services proposed to be performed by our independent accountants. All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the audit committee. Our audit committee has delegated to the chairman of the audit committee the authority to grant pre-approvals of non-audit services provided by Goldman Parks Kurland Mohidin LLP. The decisions of the chairman of the audit committee to pre-approve such a service are required to be reported to the audit committee at its next regularly scheduled meeting.

In determining whether to approve a particular audit or permitted non-audit service, the audit committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent accountant. The audit committee will also consider whether the independent accountant is best positioned to provide the most effective and efficient service to our company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

PART IV

Item 15.  Exhibit, Financial Statement Schedules.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AgFeed Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2009.

AgFeed Industries Inc.

By:	/s/ Junhong Xiong
Junhong Xiong
Chief Executive Officer, President,
Director and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AgFeed Industries, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junhong Xiong	Director, President, Chief Executive Officer and Vice Chairman	May 5, 2009
Junhong Xiong

/s/ Selina Jin	Chief Financial Officer and Chief Accounting Officer	May 5, 2009
Selina Jin

*	Chairman of the Board and Director	May 5, 2009
Songyan Li

*	Director	May 5, 2009
Lixiang Zhang

*	Director	May 5, 2009
Fredric W. Rittereiser

*	Director	May 5, 2009
Arnold Staloff

* By:	/s/ Junhong Xiong
Junhong Xiong Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of AgFeed's Annual Report on Form 10-K filed with the SEC on March 16, 2009 (the "Original 2008 10-K") (Commission File No. 001-33674))

23.1	Consent of Goldman Parks Kurland Mohidin, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included in signature page of the Original 2008 10-K and incorporated by reference herein)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.