Form 10-Q
period 2009-03-31
Agfeed Industries, Inc
filed 2009-05-11
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

001-33674
(Commission file number)

AGFEED INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2597168
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Rm. A1001-1002, Tower 16
Hengmao Int'l Center
333 S. Guangchang Rd.
Nanchang, Jiangxi Province
China 330003
 (Address of principal executive offices)

011-86-0791-6669093
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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐      No           ☒

On May 6, 2009, 38,293,141 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,382,671	$24,839,378
Accounts receivable, net of allowance for doubtful accounts of $282,958 and $520,413	11,972,363	9,462,380
Advances to suppliers	487,620	518,829
Other receivable	2,687,318	2,066,030
Inventory	20,587,466	20,616,560
Prepaid expense	864,025	1,166,646
Debt issue costs	218,030	246,223

Total current assets	57,199,493	58,916,046

PROPERTY AND EQUIPMENT, net	22,754,806	20,810,094
CONSTRUCTION-IN-PROCESS	10,466,343	10,853,389
INTANGIBLE ASSETS	43,796,461	43,833,705
OTHER ASSETS	2,429,339	2,641,902

TOTAL ASSETS	$136,646,442	$137,055,136

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,409,881	$5,214,596
Other payables	1,892,659	5,766,741
Unearned revenue	116,401	321,664
Accrued expenses	164,064	164,558
Accrued payroll	643,587	818,052
Tax and welfare payable	235,600	465,875
Interest payable	46,511	121,139

Total current liabilities	9,508,703	12,872,625

CONVERTIBLE NOTES, net of debt discount of $513,095 and $579,444	3,286,905	3,220,556

TOTAL LIABILITIES	12,795,608	16,093,181

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized; 38,300,436 issued and 37,933,141 outstanding at March 31, 2009 38,300,436 issued and 37,933,141 outstanding at December 31, 2008	38,300	38,300
Additional paid-in capital	90,764,907	90,903,261
Other comprehensive income	4,013,363	4,167,217
Statutory reserve	3,580,436	3,236,054
Treasury stock (367,295 shares held in treasury)	(1,811,746)	(1,811,746)
Retained earnings	24,985,716	22,311,258
Total AgFeed stockholders' equity	121,570,976	118,844,344
Noncontrolling interest	2,279,858	2,117,611
Total equity	123,850,834	120,961,955

TOTAL LIABILITIES AND EQUITY	$136,646,442	$137,055,136

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

Revenues	$33,429,274	$12,147,084

Cost of goods sold	27,625,869	8,714,123

Gross profit	5,803,405	3,432,961

Operating expenses
Selling expenses	863,867	753,622
General and administrative expenses	1,757,172	954,221
Total operating expenses	2,621,039	1,707,843

Income from operations	3,182,366	1,725,118

Non-operating income (expense):
Other income (expense)	192,681	(14,571)
Interest income	60,562	50,175
Interest and financing costs	(152,914)	(326,642)
Foreign currency transaction loss	(1,831)	(224,473)

Total non-operating income (expense)	98,498	(515,511)

Income before provision for income taxes	3,280,864	1,209,607

Provision for income taxes	215,550	96,263

Net income including noncontrolling interest	$3,065,314	$1,113,344

Less: Net income attributed to noncontrolling interest	46,474	194,047

Net income attributed to AgFeed	$3,018,840	$919,297

Other comprehensive income
Foreign currency translation gain (loss)	(153,854)	1,011,701

Comprehensive Income	$2,864,986	$1,930,998

Weighted average shares outstanding :
Basic	37,933,141	27,802,640
Diluted	37,933,141	28,046,455

Earnings per share attributed to AgFeed common stockholders:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

 The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$3,065,314	$1,113,344
Adjustments to reconcile net income including noncontrolling interest to net cash used in operating activities:
Depreciation	610,706	185,753
Amortization	12,779	12,598
Loss on disposal of assets	-	16,774
Stock based compensation	138,531	16,108
Amortization of debt issuance costs	28,193	54,821
Amortization of discount on convertible debt	66,349	129,011
(Increase) / decrease in assets:
Accounts receivable	(2,523,056)	(2,082,250)
Other receivable	(623,691)	(641,521)
Inventory	985	(3,077,865)
Advances to suppliers	30,505	304,242
Prepaid expense	301,104	490,590
Other assets	208,976	-
Increase / (decrease) in current liabilities:
Accounts payable	1,202,475	1,482,467
Other payables	(3,866,938)	539,211
Due to related party	-	287,055
Unearned revenue	(204,837)	(54,019)
Accrued expenses	(306)	177,017
Accrued payroll	(173,358)	(40,086)
Tax and welfare payable	(229,655)	92,948
Interest payable	(74,628)	125,409

Net cash used in operating activities	(2,030,552)	(868,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,211,649)	(635,952)
Acquisition of intangible assets	(35,294)	(70,654)
Cash paid for purchase of subsidiary	-	(5,290,747)

Net cash used in investing activities	(2,246,943)	(5,997,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	22,000,032
Offering costs paid	(276,885)	(3,432,670)
Proceeds from the issuance of convertible notes	-	19,000,000
Issuance costs for convertible notes	-	(1,716,666)
Capital contributed by noncontrolling interest holders	118,664	-

Net cash provided by (used in) financing activities	(158,221)	35,850,696

Effect of exchange rate changes on cash and cash equivalents	(20,991)	242,976

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(4,456,707)	29,227,926

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	24,839,378	7,696,209

CASH & CASH EQUIVALENTS, ENDING BALANCE	$20,382,671	$36,924,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$133,000	$51,223
Income taxes paid	$176,640	$-

 The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Organization and Lines of Business

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

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market. The Company operates production plants in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces..  The Company sells to distributors and large-scale swine farms.  The Company is also engaged in the business of raising, breeding and selling hogs for use in China's pork production and hog breeding markets through one breeder farm and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

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

Noncontrolling Interest

In 2008, the Company purchased interest in 29 producing hog farms and one feed company ranging from 55% to 100%.  As a result of these purchases, the Company recognized initial noncontrolling interest on its consolidated balance sheet in the amount of $508,150. The net income (loss) attributed to noncontrolling interest has been separately designated in the accompanying statement of income and other comprehensive income.

Certain amounts presented for prior periods that were previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to AgFeed.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD).   The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

The following are the details of the property and equipment at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Office equipment	$504,692	$433,157
Operating equipment	2,801,170	2,042,522
Vehicles	699,784	655,853
Swines for reproduction	14,753,721	13,137,425
Buildings	6,735,881	6,673,822
Total	25,495,248	22,942,779

Less accumulated depreciation	(2,740,442)	(2,132,685)

	$22,754,806	$20,810,094

Depreciation expense for the three months ended March 31, 2009 and 2008 was $610,706 and $185,753, respectively.

Construction-in-Process

Construction-in-process consists of amounts expended for building construction. Once building construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009  there were no significant impairments of its long-lived assets.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Intangible Assets

Net intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Right to use land	$808,071	$809,174
Customer list	293,000	293,400
Computer software	143,279	108,135
Intangible related to hog farm acquisitions	42,685,975	42,744,247
Total	43,930,325	43,954,956

Less Accumulated amortization	(133,864)	(121,251)

Intangibles, net	$43,796,461	$43,833,705

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all land. The Company leases land per real estate contracts with the government of the PRC for 50 years.  Accordingly, the right to use land for these feed companies is amortized over a period of 50 years and the computer software is amortized over nine years.  For hog farms, the Company generally signed land leasing contracts with original owners of the farms.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2009 and 2008 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  There were 180,000 options outstanding at March 31, 2009.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $4,013,363 and $4,167,217 at March 31, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three months ended March 31, 2009 and 2008, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gain (loss) of $(153,854) and $1,011,701, respectively.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	37,933,141	$0.08	27,802,640	$0.03
Effect of dilutive stock options	-	-	243,815	-
Diluted earnings per share	37,933,141	$0.08	28,046,455	$0.03

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has four reportable segments (See Note 9).

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

Note 3 – Convertible Notes and Warrants

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch (the “Investors”) in connection with a private placement transaction providing for, among other things, the issuance of senior convertible notes for aggregate gross proceeds of $19 million (the “Notes”) and warrants to purchase up to an aggregate of 380,000 shares (the “Warrants”) of the Company’s $0.001 par value per share common stock.  The notes mature on the third anniversary of the issuance date, bear interest at 7% per annum and are convertible into shares of the Company’s common stock at an initial conversion price of $10.00 per share.  The conversion price is subject to a “weighted average ratchet” anti-dilution adjustment. The conversion price is also subject to adjustment on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.  Due to the Company not generating $30 million net income for the year ended December 31, 2008, the conversion price on the convertible notes was reduced to $5.00.  Due to the re-pricing of the conversion price, the Company recorded financing cost of $267,748 during the year ended December 31, 2008 which represents the difference between the fair value of the conversion feature at a $5.00 conversion price and the original $10.00 conversion price.  The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is being amortized over the life of the Notes.  For the three months ended March 31, 2009 and 2008, the Company amortized $28,193 and $54,821, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the Notes since the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three months ended March 31, 2009 and 2008, the Company amortized $66,348 and $129,011, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the year ended December 31, 2008, $15,200,000 of the Notes were converted into 1,520,000 shares of common stock.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 4 – Stockholders’ Equity

Treasury Stock

During the year ended December 31, 2008, the Company purchased 367,295 shares of its own common stock on the open market (treasury shares) for gross proceeds of $1,811,746.  The Company has accounted for the purchase of these treasury shares using the cost method.

Note 5 – Employee Common Welfare

The total expense for the employee common welfare was $117,065 and $38,028 for the three months ended March 31, 2009 and 2008, respectively.  The Company has recorded welfare payable of $7,646 and  $3,336 at March 31, 2009 and December 31, 2008, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

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

The Company has appropriated $344,382 and $59,560 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2009 and 2008, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 7 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2008	180,000	$9.27	4.65	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2009	180,000	$9.27	4.40	$-

Exercisable, March 31, 2009	6,666	$8.85	3.67	$-

The exercise price for options outstanding at March 31, 2009 is as follows:

Number of Options	Exercise Price
20,000	$8.85
160,000	$9.32
180,000

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2008	4,323,204
Granted	-
Forfeited	-
Exercised	-
Outstanding, March 31, 2009	4,323,204

The exercise price for warrants outstanding at March 31, 2009 is as follows:

Number of Warrants	Exercise Price
3,800,004	$2.50
343,200	$5.00
180,000	$5.60
4,323,204

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

Note 8 – Taxes

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

If the Company had not been exempt from paying income taxes, income tax expense for the three months March 31, 2009 would have been approximately $364,000 and earnings per share would have been reduced from $0.08 to $0.07; and income tax expense for the three months ended March 31, 2008 would have been approximately $373,000 and earnings per share would have been reduced from $0.03 to $0.02.

Note 9 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix fodder blended feed and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in four segments:  Shanghai, Guangxi, Nanchang, and hog farms.

Shanghai is located in the Qingcun Town, Fengxian district, Shanghai and sells its products to approximately 593 customers, consisting of 383 distributors and 210 large scale pig farms.  Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to approximately 626 customers, consisting of 432 distributors and 194 large scale pig farms.  Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 638 customers, consisting of 438 distributors and 200 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

The following tables summarize segment information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

Revenues from unrelated entities
Shanghai	$1,746,671	$3,503,801
Guangxi	5,113,371	1,269,478
Nanchang	3,253,214	4,239,022
Hog farms	23,316,018	3,134,783
	$33,429,274	$12,147,084

Intersegment revenues
Shanghai	$316,334	$148,891
Guangxi	1,578,871	-
Nanchang	775,201	441,565
Hog farms	88,262	4,492
	$2,758,668	$594,948

Total Revenues
Shanghai	$2,063,005	$3,652,692
Guangxi	6,692,242	1,269,478
Nanchang	4,028,415	4,680,587
Hog farms	23,404,280	3,139,275
Less Intersegment revenues	(2,758,668)	(594,948)
	$33,429,274	$12,147,084

Income from operations
Shanghai	$180,118	$646,689
Guangxi	490,783	188,032
Nanchang	716,730	704,904
Hog farms	2,159,629	503,648
Holding Company	(364,894)	(318,155)
	$3,182,366	$1,725,118

Interest income
Shanghai	$544	$730
Guangxi	2,479	1,038
Nanchang	28,725	13,286
Hog farms	5,036	617
Holding Company	23,778	34,504
	$60,562	$50,175

Interest and financing costs
Shanghai	$-	$-
Guangxi	-	4,835
Nanchang	-	12,566
Hog farms	-	-
Holding Company	152,914	309,241
	$152,914	$326,642

Income tax expense (benefit)
Shanghai	$20,887	$-
Guangxi	120,604	52,925
Nanchang	74,059	43,338
Hog farms	-	-
Holding Company	-
	$215,550	$96,263

Net Income
Shanghai	$157,252	$650,968
Guangxi	658,620	130,929
Nanchang	666,528	436,818
Hog farms	2,030,329	294,703
Holding Company	(493,889)	(594,121)
	$3,018,840	$919,297

Provision for depreciation
Shanghai	$5,830	$21,373
Guangxi	17,701	12,991
Nanchang	12,730	6,216
Hog farms	574,445	145,173
	$610,706	$185,753

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

	As Of	As Of
	March 31,	December 31,
	2009	2008
Total Assets
Shanghai	$6,418,264	$8,633,418
Guangxi	13,219,876	14,356,062
Nanchang	11,664,367	8,087,484
Hog farms	96,460,402	96,454,117
Holding Company	8,883,533	9,524,055
	$136,646,442	$137,055,136

Note 10 – Commitments and Contingencies

At March 31, 2009, the Company had commitments to expend $5,357,292 in connection to building construction currently in process.

Note 11 – Subsequent Events

Note Conversions

Subsequent to March 31, 2009, $1,800,000 of the Notes were converted into 360,000 shares of common stock.

Private Placement

On May 11, 2009, the Company closed a private placement offering of its common stock by issuing 2,329,645 shares of common stock for gross proceeds of $10 million.  The Company also issued 1,164,822 common stock purchase warrants to the investors and 244,613 common stock purchase warrants to the placement agent.  The warrants are exercisable immediately, have an exercise price of $4.50 per share and expire five years from the date of issuance.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to AgFeed Industries, Inc., together with its subsidiaries, as “AgFeed,” the “Company,” “we,” “us,” and “our.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Nevada corporation engaged in the feed and commercial hog producing business in China through our operating subsidiaries.

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

AgFeed had revenues of $33.4 million for the three months ended March 31, 2009 compared to revenues of $12.1 million for the three months ended March 31, 2008.  The increase (175%) we experienced in this period was the result of organic growth in our feed business and the hog farm acquisitions we made beginning in late 2007 and throughout 2008.

Feed Business

We manufacture, distribute, market and sell two main product lines - additive premix fodder for use in all stages of a pig’s life, and blended feeds. We conduct these operations through our subsidiaries Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong AgFeed Agribusiness Co., Ltd. ("Shandong Feed"), and Hainan HopeJia Feed Co., Ltd. ("HopeJia"). We also provide extensive technical and veterinary support free of charge to our customers.

Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong Feed and HopeJia are collectively referred to as our "feed operating companies."  They operate manufacturing facilities in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces, respectively.  Each subsidiary independently conducts local marketing and sales efforts.  We share sales referrals and leads among the subsidiaries, but our subsidiaries do not compete against each other for new sales. Nanchang Best and Guangxi Huijie are primarily responsible for our ongoing research and development efforts and share their expertise in this area with all of our manufacturing operations.  There are no formal written agreements relating to these services as each of these companies are our wholly owned subsidiaries.

As of March 31, 2009, we had established relationships with over 1,189 independently owned feed distribution chain stores that sell our products exclusively, targeting backyard and small hog farms. These complement our direct sales to more than 680 large size commercial hog farms. We rely on the distributors to market and sell our products to the smaller hog farms.  Approximately 95% of China’s total annual hog production is supplied by backyard and small farms that raise less than 100 hogs per year per family. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 90% of the annual hog production in China.

AgFeed is one of a handful of companies that have received “Green Certification” from the Minister of Agriculture of PRC for its premix products under the brand label “BEST.”  This means that these products are safe, environmentally-friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be accredited by the government as “green” unless it is produced using government certified green feed. Having our feed certified as green requires us to adhere to strict operational controls and procedures. This green certification laid the ground for our Hog Farms to produce hogs providing high quality "Green" pork products. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

AgFeed invests capital in research and development to maintain and improve on a superior quality product while experimenting with environmentally sensitive premix formulas. We will continue to invest up to 1% of our revenues to increasing our long term profitability and competitiveness.

The increase in our revenues during the three months ended March 31, 2009 was due to increases in the volume of products sold as a direct result of new products launched and our expansion into new markets thanks to a stronger AgFeed brand name.  In addition, AgFeed negotiated a number of agreements with dealers and suppliers to ensure that we receive supplies of key raw materials at a discount to market.  This is an important aspect of our ongoing strategy to mitigate price disruptions with respect to two of our main raw materials - corn and soybean meal.  As a result, although we experienced an increase in our cost of goods sold during the three months ended March 31, 2009, our cost of corn remained stable and the cost of our soybean meal was only up slightly.

Hog Production Business

We raise, breed and sell hogs for use in China's pork production and hog breeding markets.  We own one breeder farm and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.

We entered the hog farming business on November 9, 2007 as a result of our acquisition of ninety percent (90%) of the capital stock of Lushan.  Lushan owns and operates a breeder hog farm in Jiangxi Province.  Lushan is a mid-scale hog farm engaged in the business of raising, breeding and selling hogs in the PRC for use in the pork production market in the PRC.  Lushan operates as a majority-owned subsidiary of Nanchang Best.  In 2008, we acquired at least a majority interest in 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces through our subsidiaries - Nanchang Best, Shanghai Best, Guangxi Huijie and Jiangxi Best Swine Development Co. ("Best Swine").  Our meat hog producing farms generate revenue primarily from the sale of meat hogs to slaughterhouses.  Our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces.

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

For 2009, AgFeed plans to achieve a production capacity of up to 650,000 hogs.  This capacity is based on a projected average sow population of 31,500 head at an average production per sow of 17.6 hogs (554,400 hogs estimated), coupled with the potential purchase and finishing of baby pigs as market conditions warrant.  We believe this could add an additional 100,000 to 150,000 hogs to our sale total.

Subsequent to the end of the first quarter of 2009, AgFeed entered into an agreement with Hypor, a leading genetics company, resulting in our entrance into a genetics program that can potentially significantly improve hog productivity and profitability through a higher number of piglets born per sow and lower feed costs due to improved feed to meat conversion ratios as better hog types grow faster while consume less feed.

AgFeed's three year strategic plan calls for development of a platform for the production and sale of approximately 2,000,000 hogs into the Chinese market during 2010-2011. The key element to this future growth is scientific breeding which is underscored by our arrangement with Hypor. We have begun this growth by stocking the 1200 sow farrow to finish Lushan with the Hypor Large White Pureline Sows, the Hypor Landrace Pureline Boars and the Duroc Terminal Sire and building on our "Green" certification status by producing "Green" high quality pork products. We believe the genetics program will be accretive to our earnings in the near future.

AgFeed's future investment plans include modernization of our pork production facilities, investment in reporting and cash management systems and the training of our employees, environmental and health safety programs including an emphasis on upgrading bio security. These actions are part of our effort to improve on the standards of the new proposed China Safety Law to be implemented on June 1, 2009 and to assure consistent high quality and safe pork.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. We do not believe this standard will have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. We are currently evaluating the requirements of these additional disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

	For the Three Months Ended
	March 31,		$	%
	2009	2008	Change	Change

Revenues	$33,429,274	$12,147,084	$21,282,190	175.20%
Cost of Goods Sold	27,625,869	8,714,123	18,911,746	217.02%
Gross Profit	5,803,405	3,432,961	2,370,444	69.05%
Operating expenses	2,621,039	1,707,843	913,196	53.47%
Interest and financing costs	152,914	326,642	(173,728)	-53.19%
Net income	3,018,840	919,297	2,099,543	228.39%

Revenues.   The increase in revenues was due to an increase in the volume of feed products that we sold.  The increase in feed product sales was a result of expanding our distribution channels by the opening of additional exclusive distribution stores for our products.   We experienced favorable market conditions that increased the demand for our feed products.  A stronger “AgFeed” brand name fueled our sales. However, as a result of economies of scale, we were able to cut hog production cost through centralized raw materials purchases, sales and marketing channels, and finance and internal control management.  In addition, our increase in revenue described above is offset by a reduction in the selling price for our hogs during the latter part of 2008 and the first quarter of 2009.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the three months ended March 31, 2009 compared to the same period in 2008.  These raw materials constitute approximately 60 - 75% of our raw material costs.

Gross Profit.  Gross margins decreased to 17.4% from 28.3% during the three months March 31, 2009 as compared to the same period in 2008.  The decrease in gross margin can be attributed to the increase in the cost of hog feed that began in the last half of 2008 and continued into 2009 and a reduction in the selling price for our hogs.  The increase in the cost of hog feed was modified somewhat by actions taken in the first quarter of 2009, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

Selling, General and Administrative Expenses.  General and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. The increase in our selling, general and administrative expense also reflects the addition of our new subsidiaries, which had a total of approximately $1.06 million in selling, general and administrative expenses during the three months ended March 31, 2009. Selling, general and administrative expenses for the period increased by 53.5% due to costs associated with the aggressive expansion into markets in neighboring provinces, and the costs associated with the absorption of our new subsidiaries.

Other income (expense). Included in other income (expense) is approximately $260,000 of a value added tax refund received during the three months ended March 31, 2009.

Interest and Financing Costs. We incurred interest and financing costs of $152,914 and $326,642 during the three months ended March 31, 2009 and 2008, respectively, principally as a result of the issuance of $19 million principal amount of convertible notes issued during February 2008.  $15.2 million of the convertible notes were converted into shares of common stock during 2008.

Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.  Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Income.  The increase in our net income was due to higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency. This was offset by higher cost of sales. We continued to benefit from the tax exempt status for our hog production business.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended March 31, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At March 31, 2009, we had $20,382,671 in cash and cash equivalents on hand.

            During first quarter of 2008, we completed a $41,000,000 financing.  We received aggregate gross proceeds of $22,000,032 through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19,000,000 through the issuance of three year convertible notes bearing interest at 7% per annum and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants which are exercisable immediately and have a $10 strike price.  The exercise price on the warrants were subsequently reduced to $5 per share.  We paid $3,432,670 related to the sale of shares and $1,716,666 related to the issuance of the convertible notes.

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

Subsequent to the end of the quarter, on May 11, 2009, we closed a private placement offering of our common stock by issuing 2,329,645 shares of common stock for gross proceeds of $10 million to certain institutional investors.  We also issued 1,164,822 common stock purchase warrants to the investors and 244,613 common stock purchase warrants to the placement agent for the transaction.  The warrants are exercisable immediately, have an exercise price of $4.50 per share and expire five years from the date of issuance. We will be using the proceeds of this transaction to advance specific strategic growth initiatives.

As of March 31, 2009, we had no outstanding loans.  The loans that we entered into in 2006 and 2007 were paid in full during the second quarter of 2008.

            During the three months ended March 31, 2009, we used $2,030,552 of cash from our operating activities. The cash used was generated primarily through an increase in accounts receivable and a decrease in other payables offset by net income including noncontrolling interest of $3,065,314.

We used $2,246,943 in investing activities during the three months ended March 31, 2009; of which $2,211,649 was for the acquisition of property and equipment.

We used $158,211 in cash from financing activities as a result of paying $276,885 for offering costs related to the December 2008 equity offering offset by a contribution from a noncontrolling interest holder of $118,664.

At March 31, 2009, our accounts receivable balance was approximately $11.97 million, an increase of $2.51 million from December 31, 2008. There are minimal accounts receivable for hog sales because most of the farmers purchasing hogs from us generally pay cash.

Our principal demands for liquidity are to increase capacity, purchase raw materials, distribute our products, consolidate our existing farm operations and make strategic acquisitions or investments in our industry as opportunities present themselves, as well as general corporate purposes.   We intend to use the net proceeds from the latest PIPE for the development of our genetics program and other growth initiatives. We may seek additional funds from the capital markets to further support our genetics program to increase hog production and profitability.  We expect our genetics program to be accretive to earnings in the near future.

We intend to meet our liquidity requirements through cash flow provided by operations and funds raised through cash investments.

The majority of our revenues and expenses were denominated in RMB, the currency of the PRC.  There is no assurance that exchange rates between the RMB and the USD will remain stable.

Contractual Obligations

No contractual obligation occurred during the three months ended March 31, 2009 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

Inflation and Seasonality

Demand for our products remains fairly consistent throughout the year and we do not believe our operations have been materially affected by inflation or seasonality.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.        Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

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

AgFeed Industries, Inc.

May 11, 2009	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

May 11, 2009	By:	/s/ Selina Jin
Selina Jin Chief Financial Officer (Principal Financial and Accounting Officer)