Form 10-Q
period 2009-06-30
Agfeed Industries, Inc
filed 2009-08-10
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Large accelerated filer ☐                                                                    Accelerated filer ☒
Non-accelerated filer ☐                                                                      Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐      No           ☒

On August 7 2009, 42,200,263 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,912,081	$24,839,378
Accounts receivable, net of allowance for doubtful accounts of $69,660 and $520,413	14,610,095	9,462,380
Advances to suppliers	689,152	518,829
Other receivables	93,811	2,066,030
Inventory	22,519,961	20,616,560
Prepaid expenses	1,351,221	1,166,646
Debt issue costs	49,875	246,223

Total current assets	70,226,196	58,916,046

PROPERTY AND EQUIPMENT, net	23,547,427	20,810,094
CONSTRUCTION-IN-PROCESS	12,573,209	10,853,389
INTANGIBLE ASSETS	43,770,481	43,833,705
OTHER ASSETS	2,498,826	2,641,902

TOTAL ASSETS	$152,616,139	$137,055,136

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$4,541,500	$-
Accounts payable	6,357,298	5,214,596
Other payables	3,716,938	5,766,741
Unearned revenue	263,329	321,664
Accrued expenses	302,681	164,558
Accrued payroll	661,496	818,052
Tax and welfare payable	282,867	465,875
Interest payable	84,642	121,139

Total current liabilities	16,210,751	12,872,625

CONVERTIBLE NOTES, net of debt discount of $117,371 and $579,444	882,629	3,220,556

TOTAL LIABILITIES	17,093,380	16,093,181

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized; 41,285,554 issued and 40,918,259 outstanding at June 30, 2009 38,300,436 issued and 37,933,141 outstanding at December 31, 2008	41,286	38,300
Additional paid-in capital	102,179,512	90,903,261
Other comprehensive income	4,019,316	4,167,217
Statutory reserve	3,838,442	3,236,054
Treasury stock (367,295 shares held in treasury)	(1,811,746)	(1,811,746)
Retained earnings	25,953,962	22,311,258
Total AgFeed stockholders' equity	134,220,772	118,844,344
Noncontrolling interest	1,301,987	2,117,611
Total equity	135,522,759	120,961,955

TOTAL LIABILITIES AND EQUITY	$152,616,139	$137,055,136

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$38,527,770	$35,635,327	$71,957,044	$47,782,411

Cost of goods sold	33,306,111	24,600,502	60,931,980	33,314,625

Gross profit	5,221,659	11,034,825	11,025,064	14,467,786

Operating expenses
Selling expenses	999,342	873,580	1,863,209	1,627,202
General and administrative expenses	1,960,520	1,389,088	3,717,692	2,343,309
Total operating expenses	2,959,862	2,262,668	5,580,901	3,970,511

Income from operations	2,261,797	8,772,157	5,444,163	10,497,275

Non-operating income (expense):
Other income (expense)	(189,205)	(10,999)	3,476	(25,570)
Interest income	52,554	76,060	113,116	126,235
Interest and financing costs	(624,514)	(4,312,559)	(777,428)	(4,639,201)
Foreign currency transaction gain (loss)	5,133	(319,273)	3,302	(543,746)

Total non-operating income (expense)	(756,032)	(4,566,771)	(657,534)	(5,082,282)

Income before provision for income taxes	1,505,765	4,205,386	4,786,629	5,414,993

Provision for income taxes	285,958	116,826	501,508	213,089

Net income including noncontrolling interest	1,219,807	4,088,560	4,285,121	5,201,904

Less: Net income (loss) attributed to noncontrolling interest	(6,445)	167,047	40,029	361,094

Net income attributed to AgFeed	1,226,252	3,921,513	4,245,092	4,840,810

Other comprehensive income
Foreign currency translation gain (loss)	5,953	1,776,427	(147,901)	2,788,128

Comprehensive Income	$1,232,205	$5,697,940	$4,097,191	$7,628,938

Weighted average shares outstanding :
Basic	39,549,944	32,054,366	38,746,009	29,928,503
Diluted	41,446,344	32,404,339	39,581,891	30,233,681

Earnings per share attributed to AgFeed common stockholders:
Basic	$0.03	$0.12	$0.11	$0.16
Diluted	$0.03	$0.12	$0.11	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$4,285,121	$5,201,904
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation	1,282,959	548,435
Amortization	38,779	26,297
Loss on disposal of assets	524,409	16,774
Stock based compensation	282,497	30,882
Amortization of debt issuance costs	196,348	1,292,858
Amortization of discount on convertible debt	462,073	3,042,523
(Increase) / decrease in assets:
Accounts receivable	(5,163,082)	(1,181,173)
Other receivable	1,530,631	(261,770)
Inventory	(1,932,432)	(6,734,125)
Due from former stockholders	-	(320,799)
Advances to suppliers	(171,112)	(716,690)
Prepaid expense	(186,209)	(152,889)
Other assets	139,541	(1,714,363)
Increase / (decrease) in current liabilities:
Accounts payable	1,150,362	1,752,653
Other payables	(2,011,532)	2,754,802
Due to related party		-
Unearned revenue	(57,926)	(32,436)
Accrued expenses	138,378	385,186
Accrued payroll	(155,514)	157,328
Tax and welfare payable	(182,459)	122,047
Interest payable	(36,497)	296,033

Net cash provided by operating activities	134,335	4,513,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,336,942)	(3,097,732)
Acquisition of intangible assets	(35,309)	(71,646)
Cash paid for purchase of subsidiaries	(1,266,374)	(47,798,825)
Cash from the sale of subsidary	307,650	-

Net cash used in investing activities	(7,330,975)	(50,968,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,000,000	57,200,058
Offering costs paid	(1,380,720)	(5,908,325)
Proceeds from short-term loans	4,541,500	-
Proceeds from the exercise of warrants	-	2,061,760
Proceeds from the issuance of convertible notes	-	19,000,000
Issuance costs for convertible notes	-	(1,716,666)
Payment on note payable	-	(1,110,413)
Capital contributed by noncontrolling interest holders	118,664	-

Net cash provided by financing activities	13,279,444	69,526,414

Effect of exchange rate changes on cash and cash equivalents	(10,101)	499,830

NET INCREASE IN CASH & CASH EQUIVALENTS	6,072,703	23,571,518

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	24,839,378	7,696,209

CASH & CASH EQUIVALENTS, ENDING BALANCE	$30,912,081	$31,267,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$147,982	$40,696
Income taxes paid	$416,012	$90,878

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

On December 20, 2006, the Company acquired 100% of the capital stock of Guangxi Huijie Sci. & Tech. Feed Co, Ltd. (“Guangxi Huijie”).  On November 6, 2007, the Company acquired 90% of the capital stock of Lushan Breeder Pig Farm Co., Ltd. (“Lushan”).  In 2008, the Company purchased  29 more hog producing farms and one feed company.  The Company’s ownership interest in these hog farms ranges from 60% to 100%.

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market. The Company operates production plants in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces.  The Company sells to distributors and large-scale swine farms.  The Company is also engaged in the business of raising, breeding and selling hogs for use in China's pork production and hog breeding markets through one breeder farm and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc. and its wholly-owned and majority-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the RMB; however the accompanying consolidated financial statements have been translated and presented in USD.

Noncontrolling Interest

In 2008, the Company purchased interests in 29 producing hog farms and one feed company ranging from 55% to 100%.  As a result of these purchases, the Company recognized initial noncontrolling interest on its consolidated balance sheet of $508,150. The net income (loss) attributed to noncontrolling interest has been separately designated in the accompanying statement of income and other comprehensive income.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Advances to Suppliers

The Company makes advances to certain vendors for purchases of material. The advances to suppliers are interest free and unsecured.

Inventories

Inventory is stated at the lower of cost, as determined by weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Costs of raised animals include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance through the balance sheet date. Purchased pigs are carried at purchase cost plus costs of maintenance through the balance sheet date.

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Swine for reproduction	3.5 years
Buildings	20 years

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

The following are the details of the property and equipment at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Office equipment	$595,169	$433,157
Operating equipment	3,110,592	2,042,522
Vehicles	790,657	655,853
Swines for reproduction	14,458,480	13,137,425
Buildings	7,894,777	6,673,822
Total	26,849,675	22,942,779

Less accumulated depreciation	(3,302,248)	(2,132,685)

	$23,547,427	$20,810,094

Depreciation expense for the three and six months ended June 30, 2009 and 2008 was $672,253 and $1,282,959, and $362,682 and $548,435, respectively.

Construction-in-Process

Construction-in-process consists of amounts expended for building construction. Once building construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Intangible Assets

Net intangible assets at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Right to use land	$808,071	$809,174
Customer list	293,000	293,400
Computer software	143,279	108,135
Intangible related to hog farm acquisitions	42,685,976	42,744,247
Total	43,930,326	43,954,956

Less Accumulated amortization	(159,845)	(121,251)

Intangibles, net	$43,770,481	$43,833,705

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all land. The Company leases land per real estate contracts with the government of the PRC for 50 years.  Accordingly, the right to use land for these feed companies is amortized over a period of 50 years or the lease term, if stated, and the computer software is amortized over three to nine years.  For hog farms, the Company generally signed land leasing contracts with original owners of the farms.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and six months ended June 30, 2009 and 2008 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  There were 210,000 options outstanding at June 30, 2009.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $4,019,316 and $4,167,217 at June 30, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the six months ended June 30, 2009 and 2008, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gain (loss) of $(147,901) and $2,788,128, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period..

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008:

Three Months Ended	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	39,549,994	$0.03	32,054,366	$0.12
Effect of dilutive stock options and warrants	1,896,400	-	349,973	-
Diluted earnings per share	41,446,344	$0.03	32,404,339	$0.12

Six Months Ended	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	38,746,009	$0.11	29,928,503	$0.16
Effect of dilutive stock options and warrants	835,882	-	305,178	-
Diluted earnings per share	39,581,891	$0.11	30,233,681	$0.16

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined that it has four reportable segments (See Note 10).

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Joint Venture / Alliance

On April 15, 2009 a strategic alliance was signed between the Company and Hypor, a Hendrix Genetics company, to complement the Company’s growth strategy through genetics. Hypor will provide top line breeding stock to the Company’s existing base of approximately 22,000 sows and will provide genetically superior animals to a new to- be-constructed sows farrow-to-finish nucleus unit known as the Wunnin farm. Hypor will join AgFeed International Protein (defined below) in establishing a western style of production taking the role as a long-term supplier of high health top quality genetics. This arrangement could lead to a multi level joint venture serving the Pan Asian market.

On July 13, 2009, the Company formed a joint venture with M2P2, LLC, a leading U.S. hog production and industry management consulting company.  The new company, AgFeed International Protein Technology Corp. (“AgFeed International Protein”) will focus on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry.  AgFeed International Protein was formed to take advantage of the coming commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments.  The Company will be the joint venture's first client.  AgFeed International Protein is owned 80.1% by the Company and certain affiliates and 19.9% by M2P2.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 7, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

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

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is being amortized over the life of the Notes.  For the three and six months ended June 30, 2009 and 2008, the Company amortized $168,155 and $196,348 and  $1,238,037 and $1,292,858, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three and six months ended June 30, 2009 and 2008, the Company amortized $395,724 and $462,072 and $2,913,512 and $3,042,523, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the year ended December 31, 2008, $15,200,000 of the Notes were converted into 1,520,000 shares of common stock and during the six months ended June 30, 2009, $2,800,000 of the Notes were converted into 560,000 shares of common stock.

Note 4 – Short-Term Loans

Short term loans at June 30, 2009 are follows:

Short term bank loan payable to Shanghai Pudong Development Bank. The loan accrues interest at 5.84% per annum and is due on May 24, 2010. The loan is collateralized by buildings and land use rights.	$4,395,000

Short term bank loan payable to Ganzhou Rural Credit Cooperative. The loan accrues interest at 7.16% per annum and is due on June 7, 2010.	146,500
$4,541,500

Note 5 – Stockholders’ Equity

Treasury Stock

During the year ended December 31, 2008, the Company purchased 367,295 shares of its common stock on the open market (treasury shares) for $1,811,746.  The Company accounted for the purchase of these treasury shares using the cost method.

Private Placement

On May 8, 2009, the Company closed a private placement offering of its common stock by issuing 2,329,645 shares of common stock for gross proceeds of $10 million.  The Company paid $1,103,835 in costs related to this offering which was offset against the offering proceeds.  The Company also issued 1,164,822 common stock purchase warrants to the investors and 244,613 common stock purchase warrants to the placement agent.  The warrants are exercisable immediately; have an exercise price of $4.50 per share and expire five years from the date of issuance. The Company determined the fair value of the 1,409,435 warrants issued in connection with this private placement offering to be $4,379,181, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 year, a risk free interest rate of 2.50%, a dividend yield of 0% and volatility of 109%.  The value of the warrants was recorded directly to additional paid in capital as these warrants were issued in connection with the sale of the Company’s equity securities.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Exercise of Warrants

During the six months ended June 30, 2009, certain warrants holders exercised 300,000 warrants in connection with a cashless exercise provision in the warrant agreement that resulted in the issuance of 95,473 shares of the Company’s common stock.

Note 6 – Employee Common Welfare

The total expense for the employee common welfare was $98,134 and $215,199, and $(2,856) and $35,172 for the three and six months ended June 30, 2009 and 2008, respectively.  The Company has recorded welfare payable of $53,473 and $3,336 at June 30, 2009 and December 31, 2008, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

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

The Company has appropriated $258,006 and $602,388 and $789,263 and $848,823 as reserve for the statutory surplus reserve and welfare fund for the three and six months ended June 30, 2009 and 2008, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2008	180,000	$9.27	4.65	$-
Granted	30,000	3.30
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2009	210,000	$8.42	4.24	$78,900

Exercisable, June 30, 2009	6,666	$8.85	3.42	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during 2009:

Risk-free interest rate	2.5%
Expected life of the options	5 years
Expected volatility	109%
Expected dividend yield	0%

The exercise price for options outstanding at June 30, 2009 is as follows:

Number of Options	Exercise Price

30,000	$3.30

20,000	$8.85

160,000	$9.32

210,000

For options granted during 2009 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.61 and the weighted-average exercise price of such options was $3.30.  No options were granted during 2009, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.  At June 30, 2009, the unamortized compensation costs related to nonvested options amounted to $618,190, which will be expensed through the second quarter of 2012.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2008	4,323,204
Granted	1,409,435
Forfeited	-
Exercised	300,000
Outstanding, June 30, 2009	5,432,639

The exercise price for warrants outstanding at June 30, 2009 is as follows:

Number of Warrants	Exercise Price

3,800,004	$2.50

1,409,435	$4.50

3,200	$5.00

220,000	$10.00

5,432,639

Note 9 – Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%.

On June 5, 2007, Shanghai Best received a tax exemption certificate from the local tax bureau and is exempt from income tax from January 1, 2007 to December 31, 2008, followed by a reduced tax rate of 15% for the next three years.

Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US NOL for which no benefit is realized	8%	2%
Effect of tax holiday	(14)%	(24)%
	19%	3%

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US NOL for which no benefit is realized	3%	2%
Effect of tax holiday	(17)%	(23)%
	11%	4%

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

If the Company had not been exempt from paying income taxes, income tax expense for the three and six months June 30, 2009 would have been approximately $376,000 and $695,000 and earnings per share would have been reduced by $0.00 and $0.02; and income tax expense for the three and six months ended June 30, 2008 would have been approximately $1,370,000 and $1,700,000 and earnings per share would have been reduced by $0.05 and $0.05, respectively.

Foreign pretax earnings approximated $6,300,000 and $10,200,000 for the six months ended June 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2009, approximately $34,800,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $3,100,000 would have to be provided if such earnings were remitted currently.

Note 10 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix, concentrates and complete feeds and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in four segments:  Shanghai, Guangxi, Nanchang, and hog farms.

Shanghai is located in the Qingcun Town, Fengxian district, Shanghai and sells its products to approximately 609 customers, consisting of 404 distributors and 205 large scale pig farms.  Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to approximately 650 customers, consisting of 449 distributors and 201 large scale pig farms.  Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 662 customers, consisting of 454 distributors and 208 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

The following tables summarize segment information for the three and six months ended June 30, 2009 and 2008:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

Revenues from unrelated entities
Shanghai	$2,300,559	$5,176,236	$4,047,230	$8,680,037
Guangxi	5,022,543	1,952,261	10,135,914	3,221,739
Nanchang	3,813,415	5,088,775	7,066,629	9,327,797
Hog farms	27,391,253	23,418,055	50,707,271	26,552,838
	$38,527,770	$35,635,327	$71,957,044	$47,782,411

Intersegment revenues
Shanghai	$348,452	$211,246	$664,786	$360,137
Guangxi	2,772,261	413,917	4,351,132	413,917
Nanchang	655,052	624,927	1,430,253	1,066,492
Hog farms	230,593	1,490	318,855	5,982
	$4,006,358	$1,251,580	$6,765,026	$1,846,528

Total Revenues
Shanghai	$2,649,011	$5,387,482	$4,712,016	$9,040,174
Guangxi	7,794,804	2,366,178	14,487,046	3,635,656
Nanchang	4,468,467	5,713,702	8,496,882	10,394,289
Hog farms	27,621,846	23,419,545	51,026,126	26,558,820
Less Intersegment revenues	(4,006,358)	(1,251,580)	(6,765,026)	(1,846,528)
	$38,527,770	$35,635,327	$71,957,044	$47,782,411

Income from operations
Shanghai	$668,661	$1,020,044	$848,779	$1,666,733
Guangxi	404,555	397,753	895,338	585,785
Nanchang	665,300	740,541	1,382,030	1,445,445
Hog farms	1,026,823	6,859,564	3,186,452	7,363,212
Holding Company	(503,542)	(245,745)	(868,436)	(563,900)
	$2,261,797	$8,772,157	$5,444,163	$10,497,275

Interest income
Shanghai	$1,009	$540	$1,553	$1,270
Guangxi	993	1,174	3,472	2,212
Nanchang	15,109	36,384	43,834	49,670
Hog farms	5,277	6,783	10,313	7,400
Holding Company	30,166	31,179	53,944	65,683
	$52,554	$76,060	$113,116	$126,235

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Interest and financing costs
Shanghai	$-	$-	$-	$-
Guangxi	1	2,950	1	7,785
Nanchang	15,358	(12,566)	15,358	-
Hog farms	7,145	2	7,145	2
Holding Company	602,010	4,322,173	754,924	4,631,414
	$624,514	$4,312,559	$777,428	$4,639,201

Income tax expense (benefit)
Shanghai	$83,407	$-	$104,294	$-
Guangxi	127,945	60,576	248,549	113,501
Nanchang	74,606	56,250	148,665	99,588
Hog farms	-	-	-	-
Holding Company	-	-	-	-
	$285,958	$116,826	$501,508	$213,089

Net Income
Shanghai	$583,849	$1,024,197	$741,101	$1,675,165
Guangxi	276,733	179,827	935,353	310,756
Nanchang	589,717	537,582	1,256,245	974,400
Hog farms	844,788	6,717,580	2,875,117	7,012,283
Holding Company	(1,068,835)	(4,537,673)	(1,562,724)	(5,131,794)
	$1,226,252	$3,921,513	$4,245,092	$4,840,810
Provision for depreciation
Shanghai	$13,462	$21,373	$19,292	$42,746
Guangxi	86,128	12,991	103,829	25,982
Nanchang	33,208	6,216	45,938	12,432
Hog farms	539,455	322,102	1,113,900	467,275
	$672,253	$362,682	$1,282,959	$548,435

	As of	As of
	6/30/08	12/31/08
Total Assets
Shanghai	$6,943,855	$8,633,418
Guangxi	14,327,601	14,356,062
Nanchang	12,718,080	8,087,484
Hog farms	102,130,625	96,454,117
Holding Company	16,495,978	9,524,055
	$152,616,139	$137,055,136

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

Note 11 – Commitments and Contingencies

At June 30, 2009, the Company had commitments to expend $4,455,201 in connection to building construction currently in process.

Note 12 – Acquisition and Dispositions

During the six months ended June 30, 2009, the Company purchased the non-controlling interest of 30% and 45% in two hog farms for $370,026 and $896,348, respectively.  As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $159,249 and $263,291, respectively as been recorded against additional paid in capital.

Also, during the six months ended June 30, 2009, the Company sold its 70% interest in a subsidiary for $307,650.  This subsidiary had not commenced operations.

Note 13 – Subsequent Events

Exercise of Warrants

Subsequent to June 30, 2009, 1,282,004 warrants were exercised for gross cash proceeds of $3,205,010.

Joint Venture

On July 13, 2009, the Company and M2P2 formed AgFeed International Protein. The joint venture will focus on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry, taking advantage of the coming commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments.  The Company will be AgFeed International Protein's first client.  AgFeed International Protein is owned 80.1% by the Company and certain affiliates and 19.9% by M2P2.

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

Overview

We are a Nevada corporation engaged in the animal nutrition (premix, concentrates and complete feeds) and commercial hog producing business in China through our operating subsidiaries.

Our animal nutrition business consists of the research and development, manufacture, marketing and sale of premix feed and blended feed for use in the domestic animal husbandry markets, primarily for hog production in China.  Premix is an animal feed additive that is broadly used in commercial animal production worldwide. The use of premix feed can significantly reduce an animal’s growth cycle, enabling the animal to reach market size sooner. We have been in the premix feed business since 1995 and now operate five premix feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan.

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

AgFeed had revenues of $71.96 million for the six months ended June 30, 2009 compared to revenues of $47.78 million for the six months ended June 30, 2008.  The increase (50.6%) we experienced in this period was the result of organic growth in our feed business and the hog farm acquisitions we made beginning in late 2007 and throughout 2008.

Animal Nutrition Business

We manufacture, distribute, market and sell three main product lines - additive premix, concentrates and complete feeds for use in all stages of a pig’s life.  We conduct these operations through our subsidiaries Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong AgFeed Agribusiness Co., Ltd. ("Shandong Feed"), and Hainan HopeJia Feed Co., Ltd. ("HopeJia"). We also provide extensive technical and veterinary support free of charge to our customers.

Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong Feed and HopeJia are collectively referred to as our "feed operating companies."  They operate manufacturing facilities in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces,  primarily serving the Hog industry.  Each subsidiary independently conducts local marketing and sales efforts.  We share sales referrals and leads among the subsidiaries, but our subsidiaries do not compete against each other for new sales. Nanchang Best and Guangxi Huijie are primarily responsible for our ongoing research and development efforts and share their expertise in this area with all of our manufacturing operations.  There are no formal written agreements relating to these services as each of these companies are our wholly owned subsidiaries.

As of June 30, 2009, we have established relationships with approximately 1,239 independently owned feed distribution chain stores that sell our products exclusively, targeting backyard and small hog farms. These complement our direct sales to approximately 712 large size commercial hog farms. We rely on the distributors to market and sell our products to the smaller hog farms.  Approximately 96% of China’s total annual hog production is supplied by backyard and small farms that raise less than 100 hogs per year per family. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 70% of the annual hog production in China.

AgFeed is one of a handful of companies that have received “Green Certification” from the Minister of Agriculture of PRC for its premix products under the brand label “BEST.”  This means that these products are safe, environmentally-friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be accredited by the government as “green” unless it is produced using government certified green feed. Having our feed certified as green requires us to adhere to strict operational controls and procedures. This green certification laid the ground for our Hog Farms to produce hogs providing high quality “Green” pork products. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

AgFeed invests capital in research and development to maintain and improve on a superior quality product while experimenting with environmentally sensitive premix formulas. We will continue to invest up to 1% of our revenues to increasing our long term profitability and competitiveness.

The increase in our revenues was attributable to an increase in the volume of products sold and expansion into new markets that recognize the strong AgFeed brand name. This was in spite of the reduction of hog inventory by small farmers. Offsetting this increase was a substantial increase in the cost of goods sold - primarily corn, soy and fuel - during the six months ended June 30, 2009.

According to the Access Asia Limited 2008 market analysis in their study titled “Fresh & Processed Meat in China 2009,” food preferences are changing rapidly in China. Chinese people are now eating much more meat than previously. But there is also a growing diversity in the average diet. The fresh meat market is expected to grow over 23% during the period from 2009 to 2013. This market value is estimated to be over $70.0 billion by 2013.  Pork will continue to be 62.5% of all fresh meat sold.  Poultry, lamb, veal, mutton and beef will constitute 36% of the growth. In view of this we have decided to explore the expansion and funding to serve the animal nutrition products needed for this growing market.

Hog Production Business

We raise, breed and sell hogs for use in China's pork production and hog breeding markets.  We own one breeder farm (Lushan) and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.

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

Capital spending for the first six months of 2009 consisted of approximately $3.2 million on building renovations, equipment purchases and environmental expenditures, $1.3 million on swine purchases for reproduction and $1.7 million related to construction in progress.  Our current capital spending plans over the next two and a half years include an estimated $4.2 million for bio security, $4.0 million for environmental compliance and projects and $8.3 million for genetics programs.  For 2009, AgFeed plans to achieve a production capacity of up to 650,000 hogs.  In the first half of 2009 AgFeed sold approximately 316,000 hogs with an average selling price of $159/head as compared to $219/head for the full year 2008. We anticipate the sale of another 325,000 to 350,000 hogs in the second half of 2009 at higher expected prices.

On April 15, 2009 we formed a strategic alliance with Hypor. The alliance has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to -finish nucleus facility (Wunnin Farms) to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to the farms being developed by AgFeed International Protein; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across AgFeed's production system.

On July 13, 2009, we formed a joint venture with M2P2. AgFeed International Protein will focus on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry.  The joint venture was formed to take advantage of the coming commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments.  We will be the joint venture's first client.  AgFeed International Protein is owned 80.1% by us and certain affiliates and 19.9% by M2P2.

AgFeed's  current strategic plan calls for development of a platform for the production and sale of approximately 2.5 million hogs into the Chinese market between now and the end of 2011. The key element to this future growth is scientific breeding which is underscored by our arrangement with Hypor. In April 2009 we began this by stocking the 1,200 sow farrow-to-finish Lushan Breeding Farm with the Hypor Large White Pureline Sows, the Hypor Landrace Pureline Boars and the Duroc Terminal Sire. In the third quarter, AgFeed International Protein will begin to build the first of six new farms that will house an additional 20,000 genetically superior sows and 400 boars.  When fully operational, we anticipate that these farms will produce 500,000 pigs per year. We believe the genetics program will be accretive to earnings by second half 2010. It is anticipated that the cost to build the six farms will be approximately $45 to $50 million over the next two years.

AgFeed's investment plans also include modernization of our existing pork production facilities, investment in reporting and cash management systems and the training of our employees, and the development of enhanced environmental and health safety programs including upgraded bio security measures. These actions are part of our effort to improve on the standards of the new China Food Safety Law that was implemented on June 1, 2009 and to ensure the production of consistently high quality, safe pork.

According to the China Feed Industry Association, the PRC has the world's largest and most profitable markets for hog production, which processed 625 million hogs in 2008, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 63% of all meat consumed in the PRC is pork. Chinese consumers consume more pork each year than the rest of the world combined. Pork production in China is a key political, social and security issue for consumers. The Chinese government supports hog producers with favorable tax status and subsidies, insurance, vaccines, caps on feed costs and land use grants. Hog production is exempt from all taxes and sow owners receive government grants and subsidies.

Examples of the importance that the PRC puts on hog production are exemplified by the adoption of new policies and enactment of new laws benefiting hog producers. In January 2008, the Chinese central government instituted a set of measures that could prevent large declines in hog prices with the view of stabilizing hog production and hog prices in order to protect the interest of hog farms. In July 2008, the NDRC announced that they were channeling $5.6 billion RMB for livestock farm construction and another $2.8 billion RMB to support live pig production. The Food Safety Law, which went into effect on June 1, 2009, provides a legal basis for the government to strengthen food safety control “from the production line to the dining table.”

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

Revenue Recognition.  Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of AgFeed exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings.  We give volume rebates to certain customers based on volume achieved.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 7, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		$	%
	2009	2008	Change	Change
Revenues	$38,527,770	$35,635,327	$2,892,443	8.12
Cost of goods sold	33,306,111	24,600,502	8,705,609	35.39
Gross profit	5,221,659	11,034,825	(5,813,166)	(52.68)
Operating expenses	2,959,862	2,262,668	697,194	30.81
Interest and financing costs	624,514	4,312,559	(3,688,045)	(85.52)
Net income	1,226,252	3,921,513	(2,695,261)	(68.73)

Revenues.   The increase in revenues was due to an increase in the volume of feed products that we sold.  Our total feed sales in the second quarter of 2009 were approximately 23,312 metric tons, which consists of 7,604 metric tons of premix fodder, 3,324 metric tons of concentrate feed, 11,040 metric tons of complete feed and 1.343 metric tons of core feed products.  The feed sales in the second quarter of 2009 increased 47.6%, or 7,516 metric tons, compared to the same period in 2008. The increase in feed product sales was a result of expanding our distribution channels by the opening of additional exclusive distribution stores for our products.   We experienced favorable market conditions that increased the demand for our feed products.  A stronger “AgFeed” brand name fueled our sales. We are also able to justify premium pricing due to the strong brand name recognition of our operating companies, hands-on after market support, and superior, more effective products developed as a result of a strong research and development program. Large scale piggeries are willing to pay a premium for more effective products as they are concerned with producing healthy piglets, controlling disease and marketing profitable pork products.  Additionally, as a result of economies of scale, we were able to cut hog production cost through centralized raw materials purchases, sales and marketing channels, and finance and internal control management.  At the beginning of this year, AgFeed managed to negotiate a number of agreements with dealers and suppliers to ensure that we receive supplies of key raw materials at a discount to market.  This is an important aspect of our ongoing strategy to mitigate corn and soybean meal price disruptions. Our increase in revenues described above was offset by (i) an increase in the cost of goods sold – primarily corn, soy and fuel – in the period and (ii) a reduction in the selling price for our hogs during the latter part of 2008 and the first quarter of 2009.  Due to a decline in hog prices, we experienced a decrease in the selling price for our hogs during the second quarter of 2009. Our total hogs sold in the second quarter of 2009 was approximately 183,878 head, up 87,403 head, or 90.6%, compared to the same period in 2008.   But, lower hog sale prices, higher feed costs, or both had a negative effect on our results of operations.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the three months ended June 30, 2009 compared to the same period in 2008.  These raw materials constitute approximately 60 - 75% of our raw material costs.  In order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized formulations of our products.  In any given month, the cost of various additives used in our production fluctuates, which can result in temporary increases in the unit cost of goods sold.  These increased costs offset our increases in revenues.  Even though this may have an adverse effect on our short term profits, we take the long-term view that this practice results in increased customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits.  In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Gross Profit.  Gross margins decreased to 13.6% from 30.1% during the three months June 30, 2009 as compared to the same period in 2008.  The decrease in gross margin can be attributed to the increase in the cost of hog feed that began in the last half of 2008 and continued into 2009 and a reduction in the selling price for our hogs.  This was offset somewhat by actions taken at the beginning of 2009, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

Selling, General and Administrative Expenses.  Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. The increase in our selling, general and administrative expense also reflects the addition of our new subsidiaries, which had a total of approximately $1.1 million in selling, general and administrative expenses during the three months ended June 30, 2009. Selling expenses for the period increased by 30.8% due to costs associated with the aggressive expansion into markets in neighboring provinces, and the costs associated with market development.  We attempt to control our selling expenses through strict cost controls and efficient use of our distribution channels.

Other income (expense). Other income (expense) of $(189,205) for the three months ended June 30, 2009 is principally related to sales of culled breeder hogs.  In light of market conditions, we have sped up culling and will introduce genetically superior sows and boars for better gains when the market is favorable.

Interest and Financing Costs. We incurred interest and financing costs of $624,514 and $4.3 million during the three months ended June 30, 2009 and 2008, respectively, principally as a result of the issuance of $19 million principal amount of convertible notes issued during February 2008.  During the three months ended June 30, 2009 and 2008, $2.8 million and $13.7 million, respectively, of the convertible notes were converted into shares of common stock which resulted in accelerated amortization of the debt discounts and debt issue costs associated with the convertible debt..

Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.  Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Income.  The decrease in our net income was due to the increase in our cost of sales and higher operating expenses.  The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales and a charge to earnings to reflect the increase in our derivative liability. We continued to benefit from the tax exempt status for our hog production business.

Comparison of Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,		$	%
	2009	2008	Change	Change
Revenues	$71,957,044	$47,782,411	$24,174,633	50.59
Cost of goods sold	60,931,980	33,314,625	27,617,355	82.90
Gross profit	11,025,064	14,467,786	(3,442,722)	(23.80)
Operating expenses	5,580,901	3,970,511	1,610,390	40.56
Interest and financing costs	777,428	4,639,201	(3,861,773)	(83.24)
Net income	4,245,092	4,840,810	(595,718)	(12.31)

Revenues.   The increase in revenues was due to an increase in the volume of feed products that we sold.  Our total feed sales in the six months ended June 30, 2009 were approximately 43,542 metric tons, an increase of 14,756 metric tons, or 51%, compared to the same period in 2008. Our total feed sales in the six months ended June 30, 2009 consists of 14,667 metric tons of premix fodder, 6,108 metric tons of concentrate feed, 20,371 metric tons of complete feed and 2.396 metric tons of core feed products.  The increase in feed product sales was a result of expanding our distribution channels by the opening of additional exclusive distribution stores for our products.   We experienced favorable market conditions that increased the demand for our feed products.  A stronger “AgFeed” brand name fueled our sales. We are also able to justify premium pricing due to the strong brand name recognition of our operating companies, hands-on after market support, and superior, more effective products developed as a result of a strong research and development. Large scale piggeries are willing to pay a premium for more effective products as they are concerned with producing healthy piglets, controlling disease and marketing profitable pork products. Additionally, as a result of economies of scale, we were able to cut hog production cost through centralized raw materials purchases, sales and marketing channels, and finance and internal control management.  At the beginning of this year, AgFeed managed to negotiate a number of agreements with dealers and suppliers to ensure that we receive supplies of key raw materials at a discount to market.  This is an important aspect of our ongoing strategy to mitigate corn and soybean meal price disruptions. Our increase in revenues described above was offset by (i) an increase in the cost of goods sold – primarily corn, soy and fuel – in the period and (ii) a reduction in the selling price for our hogs during the latter part of 2008 and the first quarter of 2009.  Due to a decline in hog prices, we experienced a decrease in the selling price for our hogs during the second quarter of 2009. Our total hogs sold in the first half of 2009 were approximately 316,923 head, an increase of 211,427 head, or 201%, compared to the same period in 2008.  But, lower hog sale prices, higher feed costs, or both had a negative effect on our results of operations.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the six months ended June 30, 2009 compared to the same period in 2008.  These raw materials constitute approximately 60 - 75% of our raw material costs.  In order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized formulations of our products.  In any given month, the cost of various additives used in our production fluctuates, which can result in temporary increases in the unit cost of goods sold.  These increased costs offset our increases in revenues.  Even though this may have an adverse effect on our short term profits, we take the long-term view that this practice results in increased customer loyalty, builds the AgFeed brand and will ultimately lead to increased sales and gross profits.  In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Gross Profit.  Gross margins decreased to 15.3% from 30.3% during the six months June 30, 2009 as compared to the same period in 2008.  The decrease in gross margin can be attributed to the increase in the cost of hog feed that began in the last half of 2008 and continued into 2009 and a reduction in the selling price for our hogs.  The increase in the cost of hog feed was offset somewhat by actions taken in the first quarter of 2009, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

    Selling, General and Administrative Expenses.  Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. The increase in our selling, general and administrative expense also reflects the addition of our new subsidiaries, which had a total of approximately $2.2 million in selling, general and administrative expenses during the six months ended June 30, 2009. Selling expenses for the period increased by 40.6% due to costs associated with the aggressive expansion into markets in neighboring provinces, and the costs associated with the absorption of our new subsidiaries and the costs associated with market development. We attempt to control our selling expenses through stricter cost controls and efficient use of our distribution channels.

     Interest and Financing Costs. We incurred interest and financing costs of $777,428 and $4.6 million during the six months ended June 30, 2009 and 2008, respectively, principally as a result of the issuance of $19 million principal amount of convertible notes issued during February 2008.   During the six months ended June 30, 2009 and 2008, $2.8 million and $13.7 million, respectively, of the convertible notes were converted into shares of common stock which resulted in accelerated amortization of the debt discounts and debt issue costs associated with the convertible debt.

Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.  Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Income.  The decrease in our net income was due to the increase in cost of goods sold and higher operating expenses. We continued to benefit from the tax exempt status for our hog production business.  The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales and a charge to earnings to reflect the increase in our derivative liability. We continued to benefit from the tax exempt status for our hog production business.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At June 30, 2009, we had $30.9 million in cash and cash equivalents on hand.

            During first quarter of 2008, we completed two financings.  We received aggregate gross proceeds of $22 million through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19 million through the issuance of three year convertible notes bearing interest at 7% per annum and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants which are exercisable immediately and have a $10 strike price.  The exercise price on the warrants were subsequently reduced to $5 per share.  We paid offering costs of $3,432,670 related to the sale of shares and $1,716,666 related to the issuance of the convertible notes.

On April 16, 2008, we entered into a Securities Purchase Agreement with institutional investors in connection with a registered direct offering of securities providing for the issuance of 625,000 shares of our common stock at price of $16.00 per share for aggregate gross proceeds of $10,000,000.  We paid $703,472 in offering cost related to this offering.

On April 22, 2008, we entered into Securities Purchase Agreements with institutional investors in connection with a registered direct offering of securities providing for the issuance of 1,322,836 shares of the Company’s Common Stock at price of $19.05 per share for aggregate gross proceeds of $25.2 million.  We paid $1,772,752 in offering cost related to this offering.

On December 29, 2008, we completed a financing and raised gross proceeds of $8.75 million through the sale to institutional investors of 5 million newly issued common stock units at $1.75 per unit under an effective Form S-3 Registration Statement. Each unit consists of one share of newly issued common stock and a warrant to purchase 0.7 of a share of common stock for $2.50 a share, which is exercisable over a five-year period.  We paid offering cost related to this offering of $1,227,616.

During the period from October 6, 2008 through October 31, 2008, the Company repurchased 367,295 shares of our common stock for gross proceeds of $1,811,746. No additional shares have been repurchased.

On May 8, 2009, we closed a private placement offering of our common stock by issuing 2,329,645 shares of common stock for gross proceeds of $10 million to certain institutional investors.  We also issued 1,164,822 common stock purchase warrants to the investors and 244,613 common stock purchase warrants to the placement agent for the transaction.  The warrants are exercisable immediately have an exercise price of $4.50 per share and expire five years from the date of issuance. We paid offering costs related to this offering of $1.1 million.

As of June 30, 2009, we had short-term loans outstanding in the amount of $4,541,500.  The loans were entered into during the second quarter of 2009 and are due in May 2010.

            During the six months ended June 30, 2009, we generated $134,335 of cash from our operating activities. The cash generated was generated primarily through the net income including noncontrolling interest, a decrease in other receivables and an increase in accounts payable offset by an increase in accounts receivable and inventory and a decrease in other payables.

We used approximately $7.3 million in investing activities during the six months ended June 30, 2009; of which $6.3 million was for the acquisition of property and equipment and $1.3 million was for the purchase of the noncontrolling interest in two subsidiaries.  We also sold our interest in another subsidiary for $307,650.

We generated $13.3 million in cash from financing activities as a result of the sale of 2,329,645 shares of our common stock for gross proceeds of $10 million.  .  We generated cash of $4,541,500 from issued short-term loans.

At June 30, 2009, our accounts receivable balance was approximately $14.6 million, an increase of $5.1 million from December 31, 2008.

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

Contractual Obligations

No contractual obligation occurred during the six months ended June 30, 2009 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

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

Interest Rate Risk

We have interest rate risk related to the short-term notes entered into during the quarter ended June 30, 2009; however, we do not believe this interest rate risk is significant.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

On June 11, 2009, the Company held its Annual Meeting of Stockholders at the offices of Buchanan Ingersoll & Rooney PC at Two Liberty Place, 50 S. 16th Street, Suite 3200, Philadelphia, PA  19102.  At the meeting, the following actions were taken:

1.
With respect to the election of five directors to hold office for a one-year term expiring at the annual meeting in 2009 and until their respective successors are elected and qualified, the directors received the following votes:

Director Name	For	Withheld
Songyan Li	30,512,014	887,516
Junhong Xiong	30,539,271	860,259
Lixiang Zhang	30,491,545	907,985
Frederic W. Rittereiser	30,466,591	932,939
Arnold Staloff	30,438,914	960,616

2.	To approve the issuance of 5,000,006 shares of common stock and warrants to acquire 3,500,004 shares of common stock previously issued to certain investors:

For:	18,001,694
Against:	568,967
Abstained:	49,040
Non Votes:	12,779,829

Item 5.            Other Information

None.

Item 6.            Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgFeed Industries, Inc.

August 10, 2009	By:	/s/ Xiong Junhong

Xiong Junhong Chief Executive Officer (Principal Executive Officer)

August 10, 2009	By:	/s/ Selina Jin

Selina Jin Chief Financial Officer (Principal Financial and Accounting Officer)