Form 10-Q
period 2009-09-30
Agfeed Industries, Inc
filed 2009-11-09
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Yes      ☐      No     ☒

On November 5, 2009, 43,925,263 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,480,253	$24,839,378
Accounts receivable, net of allowance for doubtful accounts of $246,847 and $520,413	16,222,992	9,462,380
Advances to suppliers	1,211,852	518,829
Other receivables	408,620	2,066,030
Inventory	22,019,710	20,616,560
Prepaid expenses	1,506,462	1,166,646
Debt issue costs	42,291	246,223

Total current assets	77,892,180	58,916,046

PROPERTY AND EQUIPMENT, net	23,060,443	20,810,094
CONSTRUCTION-IN-PROCESS	10,276,793	10,853,389
INTANGIBLE ASSETS	43,819,722	43,833,705
OTHER ASSETS	2,887,066	2,641,902

TOTAL ASSETS	$157,936,204	$137,055,136

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$4,401,000	$-
Accounts payable	6,738,882	5,214,596
Other payables	1,104,883	5,766,741
Unearned revenue	365,163	321,664
Accrued expenses	452,612	164,558
Accrued payroll	685,234	818,052
Tax and welfare payable	385,503	465,875
Interest payable	102,531	121,139

Total current liabilities	14,235,808	12,872,625

CONVERTIBLE NOTES, net of debt discount of $99,524 and $579,444	900,476	3,220,556

TOTAL LIABILITIES	15,136,284	16,093,181

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized;
43,917,558 issued and 43,550,263 outstanding at September 30, 2009
38,300,436 issued and 37,933,141 outstanding at December 31, 2008	43,918	38,300
Additional paid-in capital	107,654,125	90,903,261
Other comprehensive income	4,187,956	4,167,217
Statutory reserve	4,230,516	3,236,054
Treasury stock (367,295 shares)	(1,811,746)	(1,811,746)
Retained earnings	28,458,229	22,311,258
Total AgFeed stockholders' equity	142,762,998	118,844,344
Noncontrolling interest	36,922	2,117,611
Total equity	142,799,920	120,961,955

TOTAL LIABILITIES AND EQUITY	$157,936,204	$137,055,136

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$45,115,442	$49,426,274	$117,072,486	$97,208,685

Cost of goods sold	37,554,278	37,124,058	98,486,258	70,438,683

Gross profit	7,561,164	12,302,216	18,586,228	26,770,002

Operating expenses
Selling expenses	960,574	970,268	2,823,783	2,597,470
General and administrative expenses	2,888,845	2,021,549	6,606,537	4,364,858
Total operating expenses	3,849,419	2,991,817	9,430,320	6,962,328

Income from operations	3,711,745	9,310,399	9,155,908	19,807,674

Non-operating income (expense):
Other expense	(387,979)	(257,493)	(384,503)	(283,063)
Interest income	75,344	44,860	188,460	171,095
Interest and financing costs	(192,963)	(605,391)	(970,391)	(5,244,592)
Foreign currency transaction loss	(18,121)	(10,007)	(14,819)	(553,753)

Total non-operating income (expense)	(523,719)	(828,031)	(1,181,253)	(5,910,313)

Income before provision for income taxes	3,188,026	8,482,368	7,974,655	13,897,361

Provision for income taxes	292,647	201,904	794,155	414,993

Net income including noncontrolling interest	2,895,379	8,280,464	7,180,500	13,482,368

Less: Net income (loss) attributed to noncontrolling interest	(962)	64,309	39,067	425,403

Net income attributed to AgFeed	2,896,341	8,216,155	7,141,433	13,056,965

Other comprehensive income
Foreign currency translation gain	168,640	315,925	20,739	3,104,053

Comprehensive Income	$3,064,981	$8,532,080	$7,162,172	$16,161,018

Weighted average shares outstanding :
Basic	42,420,914	33,267,815	39,984,438	31,049,732
Diluted	43,329,228	33,557,457	40,641,679	31,377,267

Earnings per share attributed to AgFeed common stockholders:
Basic	$0.07	$0.25	$0.18	$0.42
Diluted	$0.07	$0.24	$0.18	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$7,180,500	$13,482,368
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation	1,952,213	973,164
Amortization	49,286	35,240
Loss on disposal of assets	882,854	16,774
Stock based compensation	427,551	55,962
Amortization of debt issuance costs	203,932	1,441,624
Amortization of discount on convertible debt	479,920	3,392,619
(Increase) / decrease in assets:
Accounts receivable	(6,759,546)	(3,439,556)
Other receivables	1,201,329	(1,837,551)
Inventory	(1,777,302)	(8,312,612)
Advances to suppliers	(716,870)	(478,535)
Prepaid expenses	(340,333)	(261,938)
Other assets	(244,980)	(1,552,469)
Increase / (decrease) in current liabilities:
Accounts payable	1,624,279	3,454,401
Other payables	(2,347,476)	2,849,755
Unearned revenue	43,465	118,530
Accrued expenses	287,838	571,447
Accrued payroll	(132,716)	374,101
Tax and welfare payable	(80,312)	213,163
Interest payable	(18,608)	251,319

Net cash provided by operating activities	1,915,024	11,347,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,486,470)	(9,052,476)
Acquisition of intangible assets	(35,314)	(72,262)
Cash paid for purchase of subsidiaries	(2,518,089)	(65,134,359)
Cash from the sale of subsidary	835,770	-

Net cash used in investing activities	(9,204,103)	(74,259,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,000,000	57,200,058
Offering costs paid	(1,740,072)	(6,079,530)
Proceeds from short-term loans	4,541,500	-
Proceeds from exercise of warrants	6,580,010	2,138,848
Proceeds from issuance of convertible notes	-	19,000,000
Issuance costs for convertible notes	-	(1,716,666)
Payment on note payable	-	(1,161,297)
Capital contributed by noncontrolling interest holders	118,664	936,320
Repayment of contribution of noncontrolling interest holder	(586,800)	-

Net cash provided by financing activities	18,913,302	70,317,733

Effect of exchange rate changes on cash and cash equivalents	16,652	462,472

NET INCREASE IN CASH & CASH EQUIVALENTS	11,640,875	7,868,914

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	24,839,378	7,696,209

CASH & CASH EQUIVALENTS, ENDING BALANCE	$36,480,253	$15,565,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$212,414	$164,810
Income taxes paid	$616,693	$209,582

 The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

The exchanges of shares with Nanchang Best and Shanghai Best were accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Nanchang Best and Shanghai Best obtained control of the Company. On November 17, 2006, Wallace Mountain Resources Corp. changed its name to AgFeed Industries, Inc.  Accordingly, the merger of Nanchang Best and Shanghai Best into the Company were recorded as a recapitalization of Nanchang Best and Shanghai Best, with Nanchang Best and Shanghai Best being treated as the continuing entities. Nanchang Best and Shanghai Best had common shareholders and common management. The share exchange agreements were treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net assets of the legal acquirer were $59,762.

On December 20, 2006, the Company acquired 100% of the capital stock of Guangxi Huijie Sci. & Tech. Feed Co, Ltd. (“Guangxi Huijie”).  On November 6, 2007, the Company acquired 90% of the capital stock of Lushan Breeder Pig Farm Co., Ltd. (“Lushan”).  In 2008, the Company purchased 29 more hog producing farms and one feed company.  The Company’s ownership interest in these hog farms ranges from 80% to 100%.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc. and its wholly-owned and majority-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in USD.

Noncontrolling Interest

In 2008, the Company purchased interests in 29 producing hog farms and one feed company ranging from 55% to 100% (The Company has subsequently purchased the noncontrolling interest in certain of these hog farms).  As a result of these purchases, the Company recognized initial noncontrolling interest on its consolidated balance sheet of $508,150. The net income (loss) attributed to noncontrolling interest has been separately designated in the accompanying statement of income and other comprehensive income.

Certain amounts presented for prior periods that were previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified in Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810), which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to AgFeed.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD).   The accounts of the Chinese subsidiaries were translated into USD in accordance with SFAS No. 52, "Foreign Currency Translation" (codified in FASB ASC Topic 830), with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Reclassification

Certain prior period amounts were reclassified to conform to the current presentation.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

The following are the details of the property and equipment at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Office equipment	$525,041	$433,157
Operating equipment	2,978,045	2,042,522
Vehicles	818,872	655,853
Swines for reproduction	13,332,849	13,137,425
Buildings	9,104,282	6,673,822
Total	26,759,089	22,942,779

Less accumulated depreciation	(3,698,646)	(2,132,685)

	$23,060,443	$20,810,094

Depreciation expense for the three and nine months ended September 30, 2009 and 2008 was $669,254 and $1,952,213, and $424,729 and $973,164, respectively.

Construction-in-Process

Construction-in-process consists of amounts expended for building construction. Once building construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (codified in FASB ASC Topic 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 there were no significant impairments of its long-lived assets.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Intangible Assets

Net intangible assets at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008

Right to use land	$825,007	$809,174
Customer list	293,400	293,400
Computer software	143,475	108,135
Intangible related to hog farm acquisitions	42,744,247	42,744,247
Total	44,006,129	43,954,956

Less Accumulated amortization	(186,407)	(121,251)

Intangibles, net	$43,819,722	$43,833,705

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all land. The Company leases land per real estate contracts with the government of the PRC for varying period ranging from 30 years to 50 years.  Accordingly, the right to use land for these feed companies is amortized over 50 years or the lease term, if shorter, and the computer software is amortized over three to nine years.  For hog farms, the Company generally signed land leases with original owners of the farms.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three and nine months ended September 30, 2009 and 2008 were not significant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718).  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  There were 210,000 options outstanding at September 30, 2009.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 has no material impact on the Company’s financial statements.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. The unit of Renminbi is in Yuan. Translation gains of $4,187,956 and $4,167,217 at September 30, 2009 and December 31, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and nine months ended September 30, 2009 and 2008, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gain of $168,640 and $20,739, and $315,925 and $3,104,053, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15) (codified in FASB ASC Topic 260). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008:

Three Months Ended	September 30, 2009		September 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	42,420,914	$0.07	33,267,815	$0.25
Effect of dilutive stock options and warrants	908,314	-	289,642	(0.01)
Diluted earnings per share	43,329,228	$0.07	33,557,457	$0.24

Nine Months Ended	September 30, 2009		September 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	39,984,438	$0.18	31,049,732	$0.42
Effect of dilutive stock options and warrants	657,241	-	327,535	-
Diluted earnings per share	40,641,679	$0.18	31,377,267	$0.42

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments (See Note 10).  The Company had previously reported its feed operations as three separate segments since the three operations were located in difference Provinces.  The Company has determined that its feed operations should be reported as one segment.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (codified in FASB ASC Topic 820).  SFAS No.157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Joint Venture / Alliance

On April 15, 2009 a strategic alliance was signed between the Company and Hypor, a Hendrix Genetics company, to complement the Company’s growth strategy through genetics. Hypor will provide top line breeding stock to the Company’s existing base of 22,125 breeding sows and 4,043 gilts and will provide genetically superior animals to a new to- be-constructed sows farrow-to-finish nucleus unit known as the Wunnin farm. Hypor will join AgFeed International Protein (defined below) in establishing a western style of production taking the role as a long-term supplier of high health top quality genetics. This arrangement could lead to a multi level joint venture serving the Pan Asian market.

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

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 8, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”  codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is amortized over the life of the Notes.  For the three and nine months ended September 30, 2009 and 2008, the Company amortized $7,584 and $203,932 and  $148,766 and $1,441,624, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

The Notes contain certain limitations on conversion. For example, they provide no conversion may be made if, after giving effect to the conversion, the Investor would own in excess of 9.99% of the Company’s outstanding shares of common stock. In addition, the Notes provide no conversion may be made if the conversion would cause the Company to breach of its obligations under the rules and regulations of the Nasdaq Global Market, unless the Company obtains stockholder approval for such issuances as required by such rules and regulations.

The Warrants are immediately exercisable, expire on February 25, 2011 and entitle their holders, in the aggregate, to purchase up to $3,800,000 worth of shares of common stock at an initial exercise price of $10.00 per share.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three and nine months ended September 30, 2009 and 2008, the Company amortized $17,848 and $479,920 and $350,096 and $3,392,619, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the year ended December 31, 2008, $15,200,000 of the Notes were converted into 1,520,000 shares of common stock and during the nine months ended September 30, 2009, $2,800,000 of the Notes were converted into 560,000 shares of common stock.

Note 4 – Short-Term Loans

Short term loans at September 30, 2009 are follows:

Short term bank loan payable to Shanghai Pudong Development Bank. The loan accrues interest at 5.84% and is due May 24, 2010. The loan is collateralized by buildings and land use rights.	$4,401,000
$4,401,000

Note 5 – Stockholders’ Equity

Treasury Stock

During the year ended December 31, 2008, the Company purchased 367,295 shares of its common stock on the open market (treasury shares) for $1,811,746.  The Company accounted for the purchase of these treasury shares using the cost method.

Private Placement

On May 8, 2009, the Company closed a private placement offering by issuing 2,329,645 shares of common stock for gross proceeds of $10 million.  The Company paid $1,103,835 in costs related to this offering which was offset against the offering proceeds.  The Company also issued 1,164,822 common stock purchase warrants to the investors and 244,613 common stock purchase warrants to the placement agent.  The warrants are exercisable immediately; have an exercise price of $4.50 per share and expire on May 8, 2014. The Company determined the fair value of the 1,409,435 warrants issued in connection with this private placement offering to be $4,379,181, using the Black-Scholes option pricing model and the following assumptions:  expected life of 5 year, a risk free interest rate of 2.50%, a dividend yield of 0% and volatility of 109%.  The value of the warrants was recorded directly to additional paid in capital as these warrants were issued in connection with the sale of the Company’s equity securities.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Exercise of Warrants

During the nine months ended September 30, 2009, certain warrants holders exercised 300,000 warrants in connection with a cashless exercise provision in the warrant agreement that resulted in the issuance of 95,473 shares of the Company’s common stock.  In addition, during the nine months ended September 30, 2009, certain warrant holders exercised 2,632,004 warrants that resulted in gross proceeds to the Company of $6,580,010.

Equity Credit Agreement

On September 9, 2009, the Company entered into an Equity Credit Agreement with an institutional investor, which was amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued warrants to purchase an additional 400,000 shares of its common stock during a five year period at an exercise price of $5.75 per share. The fair value of these warrants was charged to additional paid in capital as they were issued in connection with an equity instrument.  This transaction closed on September 9, 2009.  No shares have been issued under the terms of the Equity Credit Agreement.

Note 6 – Employee Common Welfare

The total expense for the employee common welfare was $44,548 and $259,747, and $12,009 and $101,426 for the three and nine months ended September 30, 2009 and 2008, respectively.  The Company has recorded welfare payable of $1,938 and $3,336 at September 30, 2009 and December 31, 2008, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

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

The Company appropriated $392,124 and $994,462 and $296,845 and $1,145,668 as reserve for the statutory surplus reserve and welfare fund for the three and nine months ended September 30, 2009 and 2008, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2008	180,000	$9.27	4.65	$-
Granted	30,000	3.30
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2009	210,000	$8.42	3.99	$61,200

Exercisable, September 30, 2009	6,666	$8.85	3.42	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during 2009:

Risk-free interest rate	2.5%
Expected life of the options	5 years
Expected volatility	109%
Expected dividend yield	0%

The exercise price for options outstanding at September 30, 2009 is as follows:

Number of Options	Exercise Price
30,000	$3.30
20,000	$8.85
160,000	$9.32
210,000

For options granted during 2009 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.61 and the weighted-average exercise price of such options was $3.30.  No options were granted during 2009, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.  At September 30, 2009, the unamortized compensation costs related to nonvested options amounted to $473,134, which will be expensed through the second quarter of 2012.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2008	4,323,204
Granted	1,809,435
Forfeited	-
Exercised	2,932,004
Outstanding, September 30, 2009	3,200,635

The exercise price for warrants outstanding at September 30, 2009 is as follows:

Number of Warrants	Exercise Price
1,168,000	$2.50
1,409,435	$4.50
3,200	$5.00
400,000	$5.75
220,000	$10.00
3,200,635

Note 9 – Taxes

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%.

On June 5, 2007, Shanghai Best received a tax exemption certificate from the local tax bureau and is exempt from income tax from January 1, 2007 to December 31, 2008, followed by a reduced tax rate of 15% for the next three years.

Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months Ended
	September 30, 2009	September 30, 2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US NOL for which no benefit is realized	2%	-
Effect of tax holiday/tax exemption	(18)%	(23)%
	9%	2%

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Tax provision at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
US NOL for which no benefit is realized	2%	1%
Effect of tax holiday/tax exemption	(17)%	(23)%
	10%	3%

The effect of the change of tax status was accounted for in accordance with SFAS No. 109, par. 28, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company had not been exempt from paying income taxes, income tax expense for the three and nine months September 30, 2009 would have been approximately $956,000 and $2,251,000 and earnings per share would have been reduced by $0.02 and $0.05; and income tax expense for the three and nine months ended September 30, 2008 would have been approximately $2,711,000 and $4,309,000 and earnings per share would have been reduced by $0.08 and $0.13, respectively.

Foreign pretax earnings approximated $9,600,000 and $18,900,000 for the nine months ended September 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2009, approximately $38,300,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $3,400,000 would have to be provided if such earnings were remitted currently.

Note 10 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix, concentrates and complete feeds and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in two segments:  animal feed nutrition and hog production.

The Company’s feed company in Shanghai is located in the Qingcun Town, Fengxian district, Shanghai and sells its products to approximately 651 customers, consisting of 425 distributors and 261 large scale pig farms.  Its feed company in Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to approximately 686 customers, consisting of 471 distributors and 215 large scale pig farms.  Its feed company in Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 693 customers, consisting of 474 distributors and 219 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

The following tables summarize segment information for the three and nine months ended September 30, 2009 and 2008:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008

Revenues from unrelated entities
Animal feed nutrition	$17,150,476	$12,434,506	$38,400,249	$33,664,079
Hog production	27,964,966	36,991,768	78,672,237	63,544,606
	$45,115,442	$49,426,274	$117,072,486	$97,208,685

Intersegment revenues
Animal feed nutrition	$3,343,116	$3,275,020	$9,789,287	$5,115,566
Hog production	232,027	659,209	550,882	665,191
	$3,575,143	$3,934,229	$10,340,169	$5,780,757

Total Revenues
Animal feed nutrition	$20,493,592	$15,709,526	$48,189,536	$38,779,645
Hog production	28,196,993	37,650,977	79,223,119	64,209,797
Less Intersegment revenues	(3,575,143)	(3,934,229)	(10,340,169)	(5,780,757)
	$45,115,442	$49,426,274	$117,072,486	$97,208,685

Income from operations
Animal feed nutrition	$2,105,772	$2,621,737	$5,231,919	$6,319,700
Hog production	2,265,649	6,913,473	5,452,101	14,276,685
Holding Company	(659,676)	(224,811)	(1,528,112)	(788,711)
	$3,711,745	$9,310,399	$9,155,908	$19,807,674

Interest income
Animal feed nutrition	$19,911	$27,372	$68,770	$80,524
Hog production	8,780	5,420	19,093	12,820
Holding Company	46,653	12,068	100,597	77,751
	$75,344	$44,860	$188,460	$171,095

Interest and financing costs
Animal feed nutrition	$85,632	$27,270	$100,991	$35,055
Hog production	64,011	209	71,156	211
Holding Company	43,320	577,912	798,244	5,209,326
	$192,963	$605,391	$970,391	$5,244,592

Income tax expense
Animal feed nutrition	$292,647	$201,904	$794,155	$414,993
Hog production	-	-	-	-
Holding Company	-	-	-	-
	$292,647	$201,904	$794,155	$414,993

Net Income
Animal feed nutrition	$1,756,494	$2,439,622	$4,689,193	$5,399,943
Hog production	1,802,712	6,564,762	4,677,829	13,577,045
Holding Company	(662,865)	(788,229)	(2,225,589)	(5,920,023)
	$2,896,341	$8,216,155	$7,141,433	$13,056,965

Provision for depreciation
Animal feed nutrition	$33,626	$62,380	$202,685	$143,540
Hog production	635,628	362,349	1,749,528	829,624
	$669,254	$424,729	$1,952,213	$973,164

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	As of	As of
	9/30/08	12/31/08
Total Assets
Animal feed nutrition	$36,025,899	$31,076,964
Hog production	104,471,526	96,454,117
Holding Company	17,438,779	9,524,055
	$157,936,204	$137,055,136

Note 11 – Commitments and Contingencies

At September 30, 2009, the Company had commitments to expend approximately $732,000 in connection to building construction currently in process.

Note 12 – Acquisition and Dispositions

During the three months ended June 30, 2009, the Company purchased the non-controlling interest of 30% and 45% in two hog farms for $370,026 and $896,348, respectively.  As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $159,249 and $263,291, respectively, was recorded against additional paid in capital.

During the three months ended September 30, 2009, the Company purchased the non-controlling interest of 40% and 40% in two hog farms for $987,655 and $264,060, respectively.  As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $639,754 and $248,713, respectively was recorded against additional paid in capital.

Also, during the three months ended June 30, 2009, the Company sold its 70% interest in a subsidiary for $307,650.  This subsidiary had not commenced operations.  In addition, during the three months ended September 30, 2009, the Company sold its 60% interest in a subsidiary for $528,120 and recognized a gain on disposition of $54,382.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

Note 13 – Subsequent Events

The Company has evaluated subsequent events through November 8, 2009, the date management and audit committee approved the financial statements.

In October 2009, in connection with the construction of its first large western model farm in Da Hua, China, the Company placed $4,000,000 in a separate bank account for the construction of this farm.  In addition, the Company paid a construction deposit of $1,001,050 to an international construction company for the construction of the Da Hua farm.

Subsequent to September 30, 2009, the Company issued 375,000 shares of its common stock for as a result of the exercise of warrants.

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

AgFeed had revenues of $117.07 million for the nine months ended September 30, 2009 compared to revenues of $97.21 million for the nine months ended September 30, 2008.  The increase (20.4%) was the result of expanding market share in our feed business and the hog farm acquisitions and expansions we made beginning in late 2007 and throughout 2008.

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

As of September 30, 2009, we have established relationships with approximately 1,286 independently owned feed distribution chain stores that sell our products exclusively, targeting backyard and small hog farms. These complement our direct sales to approximately 775 large commercial hog farms. We rely on the distributors to market and sell our products to smaller hog farms.  Approximately 80% of China’s total annual hog production is supplied by backyard and small farms that raise less than 100 hogs per year per family. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 65% of China’s annual hog production.

AgFeed is one of a handful of companies that received “Green Certification” from the Minister of Agriculture of PRC for its premix products under the brand label “BEST.”  This means that these products are safe, environmentally friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be accredited by the government as “green” unless it is produced using government certified green feed. Having our feed certified as green requires us to adhere to strict operational controls and procedures. This green certification laid the foundation for our Hog Farms to produce hogs providing high quality “Green” pork products. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

AgFeed invests capital in research and development to maintain and improve on a superior quality product while experimenting with environmentally sensitive premix formulas. We will continue to invest up to 1% of our revenues to increasing our long-term profitability and competitiveness.

Revenue increased in our animal feed lines due to our aggressive sales practices and the anticipated increases of corn and soy prices by hog farmers due to the country wide drought suffered in the past year.

According to the Access Asia Limited 2008 market analysis in their study titled “Fresh & Processed Meat in China 2009,” food preferences are changing rapidly in China. Chinese people now eat much more meat than previously. But there is also a growing diversity in the average diet. The fresh meat market is expected to grow over 23% from 2009 to 2013. This market value is estimated to be over $70.0 billion by 2013.  Pork will continue to be 62.5% of all fresh meat sold.  Poultry, lamb, veal, mutton and beef will constitute 36% of the growth. In view of this we decided to explore the expansion and funding to serve the animal nutrition products needed for this growing market.

Hog Production Business

We breed, raise and sell hogs for use in China's pork production and hog breeding markets.  We own one breeder farm (Lushan) and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.

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

Capital spending for the first nine months of 2009 consisted of approximately $3.97 million on building renovations, equipment purchases and environmental expenditures, $1.84 million on swine purchases for reproduction and $3.51 million related to construction in progress.  Our current capital spending plans over the next two and a half years include an estimated $4.2 million for bio security, $4.0 million for environmental compliance and projects and $8.3 million for genetics programs.  For 2009, AgFeed plans to achieve a production capacity of up to 650,000 hogs.  In the first nine months of 2009 AgFeed sold approximately 409,000 head with an average selling price of $166 per head as compared to sales of 410,000 hogs with an average selling price of $219 per head for all of 2008 for market weight (lard) pigs. There were additional pigs sold at various weights so the cumulative total is 511,000 total head for the nine months ended September 30, 2009.

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

On July 13, 2009, we formed a joint venture with M2P2. This joint venture, AgFeed International Protein Technology Corp., will focus on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry.  The joint venture was formed to take advantage of the coming commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments.  We will be the joint venture's first client.  AgFeed International Protein is owned 80.1% by us and certain affiliates and 19.9% by M2P2. On November 9, 2009 a groundbreaking ceremony will be held in Da Hua, China (Jiangxi Province) celebrating the start of construction of our first large western model farm. This is the first of six farms that will be constructed in South China. AgFeed International Protein Technology Corp.has completed all phases of design and blueprints for these farms and has been working with international and local construction firms to ensure success.

AgFeed's current strategic plan calls for development of a platform for the production and sale of approximately 2.5 million hogs into the Chinese market between now and the end of 2011. The key element to this future growth is scientific breeding, which is underscored by our arrangement with Hypor. In April 2009 we began this by stocking the 1,200 sow farrow-to-finish Lushan Breeding Farm with the Hypor Large White Pureline Sows, the Hypor Landrace Pureline Boars and the Duroc Terminal Sire. Starting in November 2009, AgFeed will stock its second breeder farm (GANDA) with like genetics.  In the third quarter, AgFeed International Protein will begin to build the first of six new farms that will house an additional 20,000 genetically superior sows and 400 boars.  When fully operational, we anticipate that these farms will produce 500,000 pigs per year. We believe the genetics program will be accretive to earnings by second half 2010. It is anticipated that the cost to build the six farms will be approximately $45 to $50 million over the next two years.

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

According to the China Feed Industry Association, the PRC has the world's largest and most profitable market for hog production, which processed 625 million hogs in 2008, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 63% of all meat consumed in the PRC is pork. Chinese consumers consume more pork each year than the rest of the world combined. Pork production in China is a key political, social and security issue for consumers. The Chinese government supports hog producers with favorable tax status and subsidies, insurance, vaccines, caps on feed costs and land use grants. Hog production is exempt from all taxes and sow owners receive government grants and subsidies.  The Food Safety Law, which went into effect on June 1, 2009, provides a legal basis for the government to strengthen food safety control “from the production line to the dining table.”

The importance the PRC puts on hog production is exemplified by the adoption of new policies and enactment of new laws benefiting hog producers. In January 2008, the Chinese central government instituted a set of measures that could prevent large declines in hog prices with the view of stabilizing hog production and hog prices in order to protect the interest of hog farms. In July 2008, the NDRC announced that they were channeling $5.6 billion RMB for livestock farm construction and another $2.8 billion RMB to support live pig production. China needs a minimum of 410,000,000 live hogs to balance the anticipated consumption rate for 2009. As of June 2009, China had 450,000,000 live hogs to meet that demand.

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

Use of Estimates.  Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Revenue Recognition.  Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of AgFeed exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings.  We give volume rebates to certain customers based on volume achieved.

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.”  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB  ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through November 8, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No.166 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS No.166 will have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS No. 167 will have an impact on our financial condition, results of operations or cash flows.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008:

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
Revenues	$45,115,442	$49,426,274	$(4,310,832)	(8.72)
Cost of goods sold	37,554,278	37,124,058	430,220	1.16
Gross profit	7,561,164	12,302,216	(4,741,052)	(38.54)
Operating expenses	3,849,419	2,991,817	857,602	28.66
Interest and financing costs	192,963	605,391	(412,428)	(68.13)
Net income	2,896,341	8,216,155	(5,319,814)	(64.75)

Revenues.   The decrease of $4.3 million was primarily due to a decrease in the selling price of hogs plus the high quantity sold (183,878 versus 96,415) which was offset by the increase in animal feed sales. On a year-over-year basis hog sales declined by $9.1 million of which $3.6 million is attributed to the quantity sold (weight) and $5.5 million was due to actual sales prices.

Feed revenues were up by $3.5 million although the average sales price per unit was lower than last year due to aggressive sales programs and the increases in price of corn and soy.  A key milestone is the increase in the sales of complete feed.  Our total feed sales in the third quarter of 2009 were approximately 23.3 thousand metric tons which added to our first half of 2009 of 43.5 thousand metric tons which equals 76.8 thousand metric tons for the nine months ended September 30, 2009.  Our goal for 2009 is 100,000 metric tons.

The decrease in revenues as described above was due to a sell off of hog inventory sell off,  consumer reaction to H1N1A scare, the country wide drought, an increased in corn prices of 7% and soybeans by 4%, and aggressive sales programs all had negative effects of results of operations.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the three months ended September 30, 2009 compared to the same period in 2008.  These raw materials constitute approximately 60 - 75% of our raw material costs.   Corn and soybean meal cost rose 7% and 4%, respectively, versus the 3rd quarter of 2008. China has implemented programs to mitigate additional price increases in order to stabilize these markets.

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

Gross Profit.  Gross margins decreased to 16.8% from 24.9% during the three months September 30, 2009 as compared to the same period in 2008.  The decrease in gross margin can be attributed to the increase in the cost of hog feed and the lower sales price as compared to 2008 selling prices that averaged $0.45 per kilogram higher.  This was offset somewhat by actions taken at the beginning of 2009, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

Selling, General and Administrative Expenses.  Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Our selling expenses for the three months ended September 30, 2009 were approximately 1% less than the corresponding period in 2008.  General and administrative expenses for our feed business increased by approximately $400,000 or approximately 94% from the corresponding period in 2008 principally due to the overall expansion of our feed business and the increase of our allowance for doubtful accounts of approximately $210,000.  Our corporate expenses also increased by approximately $430,000 due to higher professional fees.  General and administrative expenses for our hog farms for the three months ended September 30, 2009 increased by approximately 3% over the corresponding period in 2008 due to more hog farms being in operation in 2009.

Interest and Financing Costs. We incurred interest and financing costs of $192,963 and $605,391during the three months ended September 30, 2009 and 2008, respectively, principally as a result of the interest on our of convertible notes issued during February 2008 and short-term loans.  During the three months ended September 30, 2009 and 2008, $0 and $1.5 million, respectively, of the convertible notes were converted into shares of common stock which resulted in accelerated amortization of the debt discounts and debt issue costs associated with the convertible debt.

Due to appreciation in RMB against the USD in 2008, we incurred a loss on foreign translation of $10,007 during the three months ended September 30, 2008, as we could not timely convert USD deposits into RMB as a result of bank policies and related banking rules in the PRC. This was a one time, non-recurring charge for the period.

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.  Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Income.  The decrease in our net income was due to a decrease in our sales, the increase in our cost of sales and higher operating expenses.  We continued to benefit from the tax exempt status for our hog production business.

Comparison of Nine Months Ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		$	%
	2009	2008	Change	Change
Revenues	$117,072,486	$97,208,685	$19,863,801	20.43
Cost of goods sold	98,486,258	70,438,683	28,047,575	39.82
Gross profit	18,586,228	26,770,002	(8,183,774)	(30.57)
Operating expenses	9,430,320	6,962,328	2,467,992	35.45
Interest and financing costs	970,391	5,244,592	(4,274,201)	(81.50)
Net income	7,141,433	13,056,965	(5,915,532)	(45.31)

Revenues.   The increase was due to volume sales of both hogs and animal feed products. Hog sales of 511,000 for nine months ended September 30, 2009 exceeded total hog sales of 410,000 hogs for all of 2008. Animal feed sales volume for nine months ended September 30, 2009 exceeded 73,000 metric tons doubling the volume for the comparative period of 2008. However, the increase in revenue described above was offset by lower sales prices, an increase in ingredient costs, consumer reaction to the H1N1A scare and the country wide drought.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the nine months ended September 30, 2009 compared to the same period in 2008.  These raw materials constitute approximately 60 - 75% of our raw material costs.   Corn and soybean meal cost rose 7% and 4%, respectively, versus the nine months ended September 30, 2008. China has implemented programs to mitigate additional price increases in order to stabilize these markets.

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

Gross Profit.  Gross margins decreased to 15.9% from 27.5% during the nine months September 30, 2009 as compared to the same period in 2008.  The decrease in gross margin can be attributed to the increase in the cost of hog feed that began in the last half of 2008 and continued into 2009 and a reduction in the selling price for our hogs.  The increase in the cost of hog feed was offset somewhat by actions taken in the first quarter of 2009, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

Selling, General and Administrative Expenses.  Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Our selling expenses for the nine months ended September 30, 2009 were approximately 9% more than the corresponding period in 2008 due to the expansion of our feed and hog farm operations and related increases in sales.  General and administrative expenses for our feed segment increased by approximately $530,000 or approximately 52% from the corresponding period in 2008 principally due to the overall expansion of our feed business and the increase of our allowance for doubtful accounts of approximately $210,000.  Our corporate expenses also increased by approximately $740,000 due to higher professional fees.  General and administrative expenses for our hog farms for the nine months ended September 30, 2009 increased by approximately $965,000 for 52% over the corresponding period in 2008 to due to more hog farms being in operations in 2009.

            Interest and Financing Costs. We incurred interest and financing costs of $0.97 million and $5.24 million during the nine months ended September 30, 2009 and 2008, respectively, principally as a result of the issuance of $19 million principal amount of convertible notes issued during February 2008.   During the nine months ended September 30, 2009 and 2008, $2.8 million and $15.2 million, respectively, of the convertible notes were converted into shares of common stock which resulted in accelerated amortization of the debt discounts and debt issue costs associated with the convertible debt.

Due to appreciation in RMB against the USD in 2008, we incurred a loss on foreign translation of $553,753 during the nine months ended September 30, 2008, as we could not timely convert USD deposits into RMB as a result of bank policies and banking rules in the PRC. This was a one time, non-recurring charge.

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies.  Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Income.  The decrease in our net income was due to the increase in cost of goods sold and higher operating expenses. We continued to benefit from the tax-exempt status for our hog production business.  The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales and a charge to earnings to reflect the increase in our derivative liability. We continued to benefit from the tax-exempt status for our hog production business.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At September 30, 2009, we had $36.5 million in cash and cash equivalents on hand.

During first quarter of 2008, we completed two financings.  We received aggregate gross proceeds of $22 million through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19 million through the issuance of three year convertible notes bearing interest at 7% and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants which are exercisable immediately and have a $10 strike price.  The exercise price on the warrants was subsequently reduced to $5 per share.  We paid offering costs of $3,432,670 related to the sale of shares and $1,716,666 related to the issuance of the convertible notes.

On April 16, 2008, we entered into a Securities Purchase Agreement with institutional investors in connection with a registered direct offering of securities providing for the issuance of 625,000 shares of our common stock at price of $16.00 per share for aggregate gross proceeds of $10,000,000.  We paid $703,472 in costs related to this offering.

On April 22, 2008, we entered into Securities Purchase Agreements with institutional investors in connection with a registered direct offering of securities providing for the issuance of 1,322,836 shares of the Company’s Common Stock at $19.05 per share for aggregate gross proceeds of $25.2 million.  We paid $1,772,752 in costs related to this offering.

 On December 29, 2008, we completed a financing and raised gross proceeds of $8.75 million through the sale to institutional investors of 5 million newly issued common stock units at $1.75 per unit under an effective Form S-3 Registration Statement. Each unit consists of one share of newly issued common stock and a warrant to purchase 0.7 of a share of common stock for $2.50 a share, which is exercisable over a five-year period.  We paid costs related to this offering of $1,227,616.

From October 6, 2008 through October 31, 2008, the Company repurchased 367,295 shares of our common stock for $1,811,746. No additional shares have been repurchased.

On May 8, 2009, we closed a private placement by issuing 2,329,645 shares of common stock for gross proceeds of $10 million to certain institutional investors.  We also issued 1,164,822 common stock purchase warrants to the investors and 244,613 common stock purchase warrants to the placement agent for the transaction.  The warrants are exercisable immediately have an exercise price of $4.50 per share and expire on May 8, 2014. We paid costs related to this offering of $1.1 million.

On September 9, 2009, we entered into an Equity Credit Agreement with an institutional investor, which was amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, we also issued warrants to purchase an additional 400,000 shares of its common stock during a five year period at an exercise price of $5.75 per share.  This transaction closed on September 9, 2009.  No shares have been issued under the terms of the Equity Credit Agreement.

During the third quarter of 2009, certain warrant holders exercised 2,632,004 warrants that resulted in gross proceeds of $6,580,010.

As of September 30, 2009, we had short-term loans outstanding of $4,401,000.  The loan was entered into during the second quarter of 2009 and is due in May 2010.

During the nine months ended September 30, 2009, we generated $1,915,024 of cash from our operating activities. The cash generated was generated primarily through the net income including noncontrolling interest, a decrease in other receivables and an increase in accounts payable offset by an increase in accounts receivable and inventory and a decrease in other payables.

We used approximately $9.2 million in investing activities during the nine months ended September 30, 2009; of which $7.5 million was for the acquisition of property and equipment and $2.5 million was for the purchase of the noncontrolling interest in two subsidiaries.  We also sold our interest in two subsidiaries for $835,770.

We generated $18.9 million in cash from financing activities as a result of the sale of 2,329,645 shares of our common stock for gross proceeds of $10 million and the exercise of 2,632,004 warrants for proceeds of $6.6 million.    We generated cash of $4,541,500 from issued short-term loans.

At September 30, 2009, our accounts receivable balance was approximately $16.2 million, an increase of $6.8 million from December 31, 2008.

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

Contractual Obligations

No contractual obligation occurred during the nine months ended September 30, 2009 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

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

Interest Rate Risk

We have interest rate risk related to the short-term notes entered into during the quarter ended September 30, 2009; however, we do not believe this interest rate risk is significant.

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

PART II – OTHER INFORMATION

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

AgFeed Industries, Inc.

November 9, 2009	By:	/s/ Xiong Junhong
Xiong Junhong Chief Executive Officer (Principal Executive Officer)

November 9, 2009	By:	/s/ Selina Jin
Selina Jin Chief Financial Officer (Principal Financial and Accounting Officer)