Form 10-K
period 2009-12-31
Agfeed Industries, Inc
filed 2010-03-08
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________ to _____________

Commission File No. 001-33674

AGFEED INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2597168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rm. A1001-1002, Tower 16
Hengmao Int'l Center, 333 S. Guangchang Rd.
Nanchang, Jiangxi Province, China 330003
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
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009 was approximately $170,424,980.

The number of shares of Common Stock outstanding as of March 3, 2010 was 44,903,263.
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2010 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2009 are incorporated by reference into Part III of this annual report.

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

PART I

In this Annual Report on Form 10-K, we will refer to AgFeed Industries, Inc., a Nevada corporation, as "AgFeed," "our company," "we," "us," and "our."

Item 1.  Business.

OVERVIEW

We are a Nevada corporation engaged in the animal nutrition and commercial hog producing businesses in the People's Republic of China ("China") through our indirect operating subsidiaries. We were incorporated as Wallace Mountain Resources Corp. on March 30, 2005 in Nevada.  Since October 31, 2006, our principal place of business has been based in China.  As a result of a merger into a wholly-owned subsidiary, we changed our name to AgFeed Industries, Inc. on November 17, 2006.  Our principal executive offices are located at Rm. A1001-1002, Tower 16, Hengmao Int'l Center, 333 S. Guangchang Rd., Nanchang, Jiangxi Province, China 330003. Our telephone number is +86-0791-6669093. Our website is http://www.agfeedinc.com.

Our animal nutrition business consists of the research and development, manufacture, marketing and sale of additive premix ('premix"), concentrates and complete feed for use in the domestic animal husbandry markets, primarily for hog production in China.  Premix is an animal feed additive that is broadly used in commercial animal production worldwide. The use of premix feed can significantly reduce an animal’s growth cycle, enabling the animal to reach market size sooner. We have been in the premix feed business since 1995 and now operate five premix feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan.

We entered the hog breeding and production business in November 2007.  In this business, we mainly produce hogs for slaughter and sell breeding stock.  From November 2007 through late 2008 we acquired one breeder farm and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.  In November 2009, we opened our first farm based on Western hog production technology in the city of Da Hua, Guangxi Province.  In December 2009 we began stocking a second breeder farm in the city of Gangda, Guangxi Province.  We also completed the construction of a nucleus farm in the city of Wuning, Jiangxi Province in November 2009.  This farm will be developed and operated by Hypor AgFeed Breeding Company Inc., a joint venture with Hypor, B.V., a Hendrix Genetics Company, entered into in December 2009.  We own two breeder farms and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.

On April 15, 2009 we formed a strategic alliance with Hypor. The alliance has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to -finish nucleus facility to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to the farms being developed by AgFeed International Protein; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across our production system.  On December 17, 2009, we formed Hypor AgFeed Breeding Company with Hypor to develop, operate and market a genetic nucleus farm in Wuning, China.  Hypor AgFeed Breeding is owned 85% indirectly by us and 15% by Hypor.

On July 13, 2009, we formed a joint venture with M2P2 LLC. AgFeed International Protein Technology Corp. focuses on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry.  The joint venture was formed to take advantage of the commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments.  We are the joint venture's first client.  AgFeed International Protein is owned 80.1% indirectly by us and certain affiliates and 19.9% by M2P2.

Core Strategic Concept

Our core strategic concept is: AgFeed, Government & Farmer.  These are the three principal market participants that lead and drive our business discussions and which together must find common ground and benefit in order for our business plan to be successful.  Our business plan calls for introducing modern western standards and methods to greatly improve the efficiency and yields in our operations.  In order to successfully implement these methods and apply these standards we require the cooperation of the Government and the Farmers.  We need to continually educate each of these constituencies and demonstrate the benefits of our methods and standards for food safety, yields, returns and employment.

Market Dynamics

We expect that both of our core businesses, animal nutrition and hog production, will witness significant consolidation going forward due to the convergence of government policies and natural market forces.  Investment opportunities will expand as the mode of operation in both animal husbandry and animal feed production evolve from traditional modes to modern, industrial scale and highly professional enterprises. This will lead to a much smaller number of larger integrated market participants.  Scale will become increasingly important in both the hog and feed businesses.

The dual imperatives of government regulation to assure food safety and the security of the food chain together with heightened consumer demand for high quality and reliably safe food will act to drive consolidation and market growth for those producers that are positioned to comply with the evolving regulatory and consumer market.   The growing urbanization of China will further consolidate markets and will require industrial scale market participants in order to efficiently and effectively serve a much more concentrated distribution system of supermarkets.

Falling provincial barriers and value added tax reforms will aid the consolidation within our industry.  Pork remains not only a staple of the Chinese diet but also the primary source of protein.  We have strategically positioned our business units both operationally and financially to take advantage of these market dynamics and to assure the quality and safety of the pork supplied to the Chinese consumer.

ANIMAL NUTRITION BUSINESS

We manufacture, distribute, market and sell three main product lines - premix, concentrates and complete feeds for use in all stages of a pig’s life. We conduct these operations through our indirect subsidiaries Nanchang Best Animal Husbandry Co., Ltd. (“Nanchang Best”), Shanghai Best Animal Husbandry Co., Ltd. (“Shanghai Best”), Guangxi Huijie Sci. & Tech. Feed Co., Ltd., (“Guangxi Huijie”), Shandong AgFeed Agribusiness Co., Ltd. ("Shandong Feed"), and Hainan HopeJia Feed Co., Ltd. ("HopeJia"). We also provide educational, technical and veterinary support to our customers.

Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong Feed and HopeJia are collectively referred to as our "feed operating companies."  They operate manufacturing facilities in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces, respectively, primarily serving the hog industry.  Each subsidiary independently conducts local marketing and sales efforts.  We share sales referrals and leads among subsidiaries, but our subsidiaries do not compete against each other for new sales.  Nanchang Best and Guangxi Huijie are primarily responsible for our ongoing research and development efforts and share their expertise in this area with all of our manufacturing operations.  There are no formal written agreements relating to these services, as each of these companies are our wholly owned subsidiaries.

The Ministry of Agriculture of China has granted Agfeed “Green Certification” status for our premix products under the brand label “BEST.”  This means that these products are safe, environmentally friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be accredited by the government as “green” unless it is produced using government certified green feed. Having our feed certified as green requires us to adhere to strict operational controls and procedures. This green certification laid the foundation for our hog farms to produce hogs that result in high quality “Green” pork products. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

Livestock producers may directly buy animal feed in finished form, referred to as “complete” feed, which contains a concentrate of additive premix and the foundational grains in one complete package, or, they may choose to buy the premix and then combine it with protein, corn, hay, wheat and other elements readily available in the market to make their own complete feed. Premix provides the essential amino acids and binder necessary for proper absorption of protein by pigs. Feeding pigs a balanced diet is an essential part of the pork profit equation and the quality of feed and nutrition has a significant effect on profits.  Management estimates that in 2009 feed costs comprise approximately 75% of AgFeed’s production expenses.

Our total combined feed output in 2009 was approximately 117,000 metric tons (75,000 in 2008), consisting of 33,000 metric tons of premix, 23,000 metric tons of concentrates and 61,000 metric tons of complete feed.

It is typical for a feed company to pass on ingredient price increases or decreases to the customer that materially influence revenues and cost of goods sold without materially impacting the net gross margin of the business.

Additive Premix

According to the different growth stages of a pig, different additives are necessary to accelerate the growth of the animal and provide safe products for consumption. Premix is composed mainly of essential amino acids, vitamins, minerals, antibiotics and growth promoters. We market 30 different brands of premix that are priced from standard to premium to satisfy wide ranging customer demand. Within each brand there are 8 different mixes that correspond to the different stages of a pig’s life cycle: newborn to 15 kg, 15-30 kg, 30-60 kg, market ready, over 60 kg boar, replacement gilt, mating/pregnant and lactating. We provide superior customer service by customizing the premix to the specific needs of each customer. Large scale pig farms are typically the biggest consumers of our premix. Our veterinarians work with these large pig farms to determine the optimal formulation of feed.

Premix sales represent approximately 29% of our annual feed revenues, including sales to our hog farms, and carry a gross profit margin of approximately 32%. Our ability to formulate customized premix fodder to meet customer specifications enables us to charge a premium for our products. The average price of our premix is $672/metric ton. We are also able to justify premium pricing due to the strong brand name recognition of our operating companies, hands-on after market support, and superior, more effective products developed as a result of a strong R&D program. Large scale piggeries are willing to pay a premium for more effective products as they are concerned with producing healthy piglets, controlling disease and marketing profitable pork products.

Concentrate Feed

Concentrates, mainly composed of high protein, vitamin, amino acid, mineral and antibiotics, are designed to supply nutrition necessary for pigs, including piglets weaned to 15 kg and lactating pigs. We produce different brands of concentrates with different formulation catering to different customer needs and climate.

Concentrate feeds include premix and the protein for all phases of a pigs life cycle. The farmer adds the carbohydrate (corn) to make a complete ration. This allows the farmer the ability to use his own grown corn or carbohydrate source.

Concentrate sales represent approximately 30% of our annual feed revenues, including sales to our hog farms, and carry a gross profit margin of approximately 15%. We have the ability to formulate concentrate feeds to meet various nutrient specifications. The average price of our concentrate is $990/metric ton.

Complete Feed

Complete feed consists of premix, protein and carbohydrates providing a total feed ration for the animal. Commercial farmers favor the utilization of complete feeds in order to better provide the nutrient needs for the various life cycle of the animal. Complete feeds offer consistent particle size, guarantee proper mixing distribution of ingredients and eliminate the need for commercial farmers to maintain inventory of corn and soybean meal.

We produce piglet complete feed designed to both nourish and protect newborns and is composed primarily of proteins, such as fish meal and soybean (30%), and raw material grains, such as corn and chaff (roughly 65%). Local climate and environment also influence the formulation of the piglet blend. We intend to expand our product offerings to meet the growing demand for complete feed for all stages of a pig's life cycle as more and more small farms and mid-size farms are moving to purchase complete feed (ready-made feed with balanced diet) from large animal nutrition companies with stringent quality control on raw materials, cutting-edge feed processing technique, and low cost of raw materials benefiting from scale of economies.

Complete feed sales represent approximately 41% of our annual feed revenues, including sales to our hog farms, and carry a gross profit margin of approximately 12%. We have the ability to formulate complete feeds to meet various nutrient specifications, including piglet feeds. The average price of our complete feed is $519/metric ton.

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

A safe, highly efficient feed industry producing high quality animal nutrition products is the foundation for the sustainable and healthy development of the animal breeding industry as well as a fundamental component of providing safe animal feeds which affect the security and health of the people.

China’s feed manufacturing industry is second only to the United States in volume. The feed industry grew from 96 million tons in 2004 to 140 million tons in 2009. In the same period the market for the Chinese feed industry has growth from $36 billion to $58 billion.  As incomes rise in China, annual meat consumption is expected to rise from the current 53 kg per person to around 70 kg per person in the coming years. The country's annual pork consumption almost doubled from 20kg per person in 1990 to 40kg per person in 2006.  According to a report by the USDA Foreign Agricultural Services, developing countries average 24 kg per person annually while developed countries average 75 kg per person annually. It is estimated that 4 kg of feed grain are needed to produce 1 kg of pork.

The animal feed industry in China is highly fragmented with over 10,000 producers, each with an annual production of less than 10,000 tons.  Consolidation is a central theme in the government’s efforts to restructure the industry and promote industrial modernization in the coming years. Based on management's international experience it is expected that the consolidation of the feed industry will result in there being less than 1,000 larger scale feed enterprises in China by 2015.

The Chinese feed industry, after many years of development, has set up a complete feed industrial system integrated with feed processing, additive, raw material, and machinery manufacturing industries as well as feed research, education, standardization and government examination.  Chinese industrial feed production was approximately 137 million tons in 2008, with production by product type as follows:

•	Additive premix was approximately 5.46 million tons, or 4%
•	Concentrate feed was approximately 25.3 million tons, or 18%
•	Complete feed was approximately 105 million tons, or 77%

Pork feed represented 34% of the total market in 2008.

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

We sell our products directly to over 781 large commercial hog farms.  On average, each large commercial farm to whom we sell our products, purchases approximately three metric tons of premix, two metric tons of concentrates and one metric ton of complete feed per month.

Additionally, we work with independently-owned and operated feed distribution chain stores that exclusively distribute AgFeed brand premix feed products throughout China. This program allows us to cost-effectively sell our products to the individual “mom and pop” farmer that may raise only a few hogs per year for personal consumption or for sale in the marketplace as an additional source of income. These distribution stores generally sell approximately two metric tons of premix, one metric ton of concentrates and one metric ton of complete feed per month.  As of December 31, 2009, feed distribution chain stores in more than 1,302 locations were open and operating using the AgFeed brand name.  The sales data of distributors indicates that smaller farms tend to be more sensitive to price increases than the large-scale piggeries, with large-scale hog farms placing more emphasis on customer service and other ancillary services we provide.

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

As of December 31, 2009, each of the feed operating companies had the following customers for their respective feed products:

	Local Distributors	Large Scale Pig Farm	Distribution Chain Stores	Total
Nanchang Best	152	228	280	660
Shanghai Best	148	221	330	699
Guangxi Huijie	81	75	139	295
Shandong Feed	110	42	183	335
HopeJia	120	215	370	705

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

Research and Development

We engage in continuous research and development to maintain a competitive advantage in the marketplace and keep pace with current developments.  We conduct these activities primarily through Nanchang Best and Guangxi Huijie. Their research and development results are shared with each of the feed operating companies. We also sponsor research alliances with Jiangxi Agricultural University, South China Agricultural University, Nanjing Agricultural University and Zhejiang Agricultural University. As a result of our R&D we were among the first in China to test an antibiotics-free production technology and apply a low-protein diet formulation, which may prove to be effective and could reduce the cost of hog production.

In addition to sponsoring national and provincial academic research projects at various academic institutions, in November 2004, Nanchang Best launched a fund called Best Fund contributing RMB 98,000 (US$12,250) to sponsor 12 research projects at Jiangxi Agricultural University. Nanchang Best retains proprietary rights to any research findings from these projects.. In 2009, Nanchang Best was designated as the sole research base for post graduates from Jiangxi Agricultural University. The University and Jiangxi Provincial Government plan to invest $100,000 on updating lab equipment and post graduate subject study at AgFeed.

Intellectual Property

We have registered the "AgFeed," "Best," "Huijie, " "HeJie," "Block," and "Best King" trade names used on our products with the China Trademark Bureau and these names are known in the provinces in which we conduct business.  We do not hold any patents or intend to apply for patents on proprietary technology or formulas relating to our feed products. The formulas for our feed products are considered trade secrets and are protected as such.

Government and Environmental Regulation

Our feed products and services are subject to substantial regulation by governmental agencies responsible for the agricultural and commerce industries.  We are required to obtain business and company registrations and production licenses under the laws and regulations of China, the provincial governments of Jiangxi, Shanghai, Hainan, Shandong, and Guangxi provinces and the Shanghai City government.  All of our feed products are certified on a regular basis and must be in compliance with the laws and regulations of provincial and other local governments and industry agencies.

Prior to engaging in any production or marketing of feed products, all products must receive a earned formal approval production number pursuant to the National Code of Feed and Feed Additives, promulgated by the National State Council of China and qualified products reports from the Technology and Supervision Bureau.  All of our feed products have earned these formal approvals, which are valid for five years from the date of issuance.

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

Competition

There is a broad market for animal feed and a large gap between the overall quality of animal feed enterprises and the growing demand for high quality feed products driven by the industrialization of animal husbandry. Most of our competitors operate on a small scale and are weak scientifically with low technological development capabilities.  Due to the highly fragmented nature of the industry we experience varying degrees and types of competition from region to region. Our local competitors include Da Bei Nong in Jiangxi province, Fuj Minke Biology Company in Fujian province, Zheng Da in various provinces, Xinnong located in the Shanghai area and Provimi in Guangxi.  Larger domestic competitors include Sichuan, New Hope Agribusiness, Tongwei Company Limited, Ning Bo Tech Bank Company Limited and Zhengbang Group. These larger domestic companies are listed on the Shenzhen Stock Exchange.

Animal feed can be a low margin business thus competitors depend on scale to generate sufficient returns. There is also a degree of product homogeneity, which leads competitors to concentrate on price and brand competition.

Employees

As of December 31, 2009, our feed operating companies had a total of 527 employees. The breakdown of our employees by location and department is:

	Nanchang Best	Shanghai Best	Guangxi Huijie	Shandong Feed	HopeJia

Management	4	2	4	1	3
General Administration and Human Resources	9	11	8	3	9
Production	42	23	47	12	45
Sales	53	32	34	36	43
Purchasing	1	1	3	3	2
Finance	8	6	5	4	5
Technical Services	7	3	2	2	5
Quality Control	3	2	10	5	8
Research and Development	4	0	1	0	5
Customer Service	4	0	7	0	0

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

Shanghai Best is located in Qingcun Town, Fengxian District, Shanghai.  It has two  workshop buildings and two office buildings in which it conducts all manufacturing and business operations.  The annual rent on the land Shanghai leases is approximately $80,000 and the lease runs through December 2017.

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

Commercial Hog Production Business

We raise, breed and sell hogs for use in China's pork production and hog breeding markets.  We own two breeder farms and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in China.

We entered the hog farming business on November 9, 2007 as a result of our acquisition of ninety percent (90%) of the capital stock of Lushan Breeder Pig Farm Co., Ltd. ("Lushan"). Lushan owns and operates a breeder hog farm occupying 258,000 square meters located in the town of Hualin in Xingzi County, Jiangxi Province. Lushan is a mid-scale hog farm engaged in the business of raising, breeding and selling hogs in China for use in the pork production market in China. Lushan operates as a majority-owned subsidiary of Nanchang Best. In 2008, we acquired at least a majority interest in 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces through our indirect subsidiaries - Nanchang Best, Shanghai Best, Guangxi Huijie and Jiangxi Best Swine Development Co. ("Best Swine").

In 2009, we initiated a strategic plan to modernize our existing hog production facilities and introduced western hog production technologies and a science based genetic program. Our goal is the development of a platform for the production and sale of approximately 2.5 million hogs into the Chinese market during the three years ending on December 31, 2011. Our plan also calls for investment in reporting and cash management systems and the training of our employees, and the development of enhanced environmental and health safety programs including upgraded bio security measures. These actions are part of our effort to improve on the standards of the new China Food Safety Law that was implemented on June 1, 2009 and to ensure the production of consistently high quality, healthy pork.

We took several key steps in connection with the implementation of our strategic plan in 2009.  We restocked Guangxi Guigang Gangda Hog Farm (“Gangda”), a breeder farm in Gangda, China (Guangxi Province) beginning in December 2009.

On April 15, 2009 we formed a strategic alliance with Hypor.  The alliance has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to-finish genetic nucleus facility (Wuning Farms) to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to stock farms being developed by AgFeed International Protein Technology Corp.; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across our production system.  On December 17, 2009, we formed Hypor AgFeed Breeding with Hypor to develop, operate and market Wuning Farms.  AgFeed owns 85% of Hypor AgFeed Breeding and Hypor owns the remaining 15%.  Construction of Wuning Farms has been completed and we have initiated the process of stocking it with superior pure-line animals and genetic material imported from Hypor's purebred facilities in France for cross-breeding purposes. This facility will supply our multiplier breeding farms in Lushan and Gangda with genetically superior hogs that are bred to be productive and efficient, allowing us to maximize our hog production and improve feed conversions at these facilities. Additionally, any excess capacity produced by Wuning Farms will be marketed to other hog farmers, allowing the joint venture to maximize its profit potential.

On July 13, 2009, we formed a joint venture with M2P2. AgFeed International Protein is focused on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry.  The joint venture was formed to take advantage of the commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments.  We are the joint venture's first client.  AgFeed owns 65% of AgFeed International Protein, with the remaining 35% being owned 15.1% by certain affiliates and 19.9% by M2P2. On November 9, 2009, we began construction of our first large western model farm in Da Hua, China (Jiangxi Province). This is the first of six new farms that we will construct in southern China. AgFeed International Protein has completed all phases of design and blueprints for each of these farms and has been working with international and local construction firms to ensure success.

Hog Production

The 29 meat hog producing farms we own generate revenue primarily from the sale of meat hogs to processing plants. Our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces.  Our breeder farms generate revenue primarily from the sale of breeder hogs to commercial hog farms and, to a lesser extent, the sale of meat hogs to processing plants.  Customers of Lushan and Gangda include large-scale hog farms, mid-scale hog farms and small-scale farms.  Our breeder hogs are sold throughout China, primarily in southeastern China.

Breeder hogs are either purebred hogs or crossbred hogs that have the genetic trait for mating.  We use hogs that contain this trait for breeding and also sell them to commercial meat hog farms throughout China so that the commercial farms may use the hogs in their own reproduction programs.  Commercial sows (parent stock) are used for gestating and producing piglets.

Among the purebred hogs, our primary varieties are the Yorkshire, the Landrace and the Duroc.  The Yorkshire, which originated in England, is known for its rapid growth, high rate of lean meat and its reproductive capacity.  The Landrace, originated in Denmark, is also known for its rapid growth and its high rate of lean meat.  The Duroc, which originated in the United States, is considered a highly-successful male parent in crossbreeding.

Market Description

General

After 30 years of development, China's hog industry is rapidly maturing. At this stage disease control, price risk management and meticulous management are the foundation of competiveness. The ideal development is to form a fully integrated chain with feed, cultivation, breeding, processing and sale. In the next ten years the hog industry is expected to develop into a stage of industrial scale and branding.

China is the world’s biggest hog producer and pork consumer; the global pig meat market is dominated by China. According to statistics from the US Department of Agriculture, China produces 50% of all the pig meat production in the world. For 2009, China is expected to produce close to 47.0 million metric tons of an estimated world production of approximately 95.0 million metric tons.

According to the China Feed Industry Association, China has the world's largest and most profitable market for hog production, which processed 625 million hogs in 2009, compared to approximately 100 million in the US.  More than 1.2 billion Chinese consume pork as their primary source of meat.  62% of all meat consumed in China is pork. Chinese consumers consume more pork each year than the rest of the world combined. China’s pork consumption is forecast to increase to 47.0 million metric tons in 2010 up from 44.9 million metric tons in 2008, an increase of about 5%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 51%.

Urbanization and the growth of the middle class (250 million people in 2008) along with China's policies protecting the swine industry reflect the importance of hog production as a social, economic and security issue for the consumer market in China. Since the early 1990’s per capita pork consumption in China has increased from 10kg/year to 40kg/year. Demand for freshly slaughtered pork remains high in most Chinese market segments. Urbanization also gives rise to supermarket chains that contribute to the shaping of consumer demand for food safety and the evolution of the pork supply value chain.

China instituted a number of laws to induce swine production. On January 1, 2008, the State Council announced a new regulation exempting companies involved in hog rearing from corporate income tax. Additionally, the Food Safety Law, which became effective on June 1, 2009, allows the government to take affirmative action that will strengthen food safety control “from the production line to the dining table”. The Chinese Government created a hog futures exchange to permit hedging of contracts that became operational in 2009.  Further, the Chinese Government has developed a "Strategic Meat Reserve" that is stocked predominantly with pork reserves and a live herd of 500,000 pigs.  These policies and programs stress the value the central Chinese Government places on hog production.

Meat Hogs

According to the Foreign Agricultural Services, China is the world’s largest producer of pork and pork is the most widely-consumed meat in China.  The Foreign Agricultural Services determined that pork accounted for 65% of the total meat production in China in 2008. A 2008 Agricultural Report published by Purdue University forecasts that China’s pork imports in 2009 may increase by nine percent to 555,000 million metric tons slightly up from 505,000 million metric tons in 2008. Strong demand and short supply are forecast to drive imports, although it appears the recent downturn in the global economic picture will curtail the Chinese import of both frozen and live swine.  There are over 160 local pig breeds in China.  Chinese farms are looking to import foreign breeds that may improve the genetic profile of China's hog population, with the result being healthier animals and lower production costs.

Meat hog production in China is dominated by backyard farms (those that sell 5-10 hogs annually) and small farms (those that sell less than 100 hogs annually).  These farms accounted for an estimated 75% of all China hog production during 2008.  These farms sell their products to local rural markets.  The remaining 25% of China's hog production comes from larger farms - those that sell between 100 and 500 head a year account for 21% of the production, those that sell between 500 and 10,000 head account for an additional 3% and those that sell between 10,000 and 50,000 hogs account for the remaining 2% of the annual production.  Agfeed is one of the largest of the hog production businesses in China, selling over 680,000 hogs in 2009.

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

Government Regulation

Hog breeding is subject to substantial licensing requirements and regulation.  In order to sell breeder hogs in China a breeder hog farm must be awarded a breeder’s license by the local government authorities.  Only those breeder hog farms that have qualified staff, specialized equipment and are in segregated locations to avoid the spread of disease are eligible for licensing.  Meat hog farms do not require a license. The Agricultural Departments of Jiangxi and Guangxi Provinces issued Breeder Hog Farm Licenses to Lushan and Gangda

Competition

The hog production business in China is highly segmented.  As we discussed above, about 75% of the hogs produced in the country are produced by smaller farms, who sell their inventory to rural markets.  The remaining 25% of hog producers are spread throughout the entirety of China and the market for their inventory tends to be within their geographic territory.  We primarily market our products within Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces and the territory of the surrounding provinces that is close in proximity to our hog farms.  As a result, we compete broadly with the producers in these geographic regions.  Our hog production business occupies the whole of southeastern China, including the metropolitan areas of Shanghai and Hong Kong.

Employees

As of December 31, 2009, our hog farms had a total of 1,290 employees. The breakdown of our employees by location and department is:

	Breeder Farms	Meat Hog Producing Farms
General Management	6	64
Production Administration and Technicians	22	265
Research and Development	2	0
Farm Labor	55	609

Facilities

Breeder Farms

Lushan’s primary facility is a breeder hog farm located in the town of Hualin, Jiangxi Province.  The facility, which is situated on 258,000 square meters of developed land, is leased from the Chinese government for a period of 29 years and is scheduled to expire on April 13, 2034. Lushan’s breeder hog farm contains two separated areas, one for sows and the other for boars and gilts, with a total of 15,800 square meters of buildings.  Lushan pays a nominal annual rent under the terms of the lease.

Gangda, a wholly owned subsidiary of Guangxi Huijie, is a breeder farm located in Guigang, Guangxi Province. Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Gangda. Gangda contains two separated areas, one for sows and one for boars and gilts, with a total of 34,000 square meters of buildings. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through March 31, 2025.

Meat Hog Producing Farms

Wannian Xiandai Animal Husbandry Limited Liability Co. (“Wannian”), a wholly owned subsidiary of Nanchang Best, is located in Jiangxi Province.  Wannian subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from January 3, 2008.

Jiangxi Huyun Livestock Co., Ltd. (“Huyun”), a majority owned subsidiary of Nanchang Best, is located in Jiangxi Province. Huyun subleases the property from the other shareholders of Huyun and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from January 3, 2008.

Ganzhou Green Animal Husbandry Develop. Co., Ltd. (“Ganzhou”), a majority owned subsidiary of Nanchang Best, is located in Jiangxi Province.  Ganzhou subleases the property from the other shareholders of Ganzhou and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from January 4, 2008.

Gang Feng Animal Husbandry Co., Ltd. (“Gang Feng”), a wholly owned subsidiary of Nanchang Best, is located in the town of Jiangxi Province. Gang Feng subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 6 and 1/2 years from January 7, 2008.

Yichun Tianpeng Domestic Livestock Farm, Ltd. ("Yichun"), a majority owned subsidiary of Nanchang Best, is located in Jiangxi Province.  Yichun subleases the property from the other shareholders of Yichun and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from January 9, 2008.

Zhejiang Pinghu Yongxin Hog Farm (“Zhejiang Yongxin”), a wholly owned subsidiary of Nanchang Best, is located in Zhejiang Province.  Zhejiang Yongxin subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 12 years from April 18, 2008.

Shanghai Fengxian Hog Farm (“Shanghai Fengxian”), a wholly owned subsidiary of Nanchang Best, is located in Shanghai.  Shanghai Fengxian subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 14 years from May 1, 2008.

Shanghai Tuanxi Hog Farm (“Shanghai Tuanxi”), a wholly owned subsidiary of Nanchang Best, is located in Shanghai.  Shanghai Tuanxi subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from May 1, 2008.

Shanghai Senrong Hog Farm (“Shanghai Senrong”), a wholly owned subsidiary of Nanchang Best, is located in Shanghai.  Shanghai Senrong subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 1, 2008.

Fujian Xiamen Muxin Hog Farm (“Fujian Muxin”), a wholly owned subsidiary of Nanchang Best, is located in Fujian Province.  Fujian Muxin subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from April 30, 2008.

Xiamen Yuanshengtai Food Co., Ltd. (“Fujian Yuanshengtai”), a wholly owned subsidiary of Nanchang Best, is located in Fujian Province.  Fujian Yuanshengtai subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 10 years from April 30, 2008.

Jiangxi Zhiliang Hog Farm (Jiangxi Zhiliang”), a wholly owned subsidiary of Nanchang Best, is located in Jiangxi Province. Jiangxi Zhiliang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 22 years from April 30, 2008.

Shanghai WeiSheng Hog Raising Co., Ltd.(“Shanghai Weisheng”), a wholly owned subsidiary of Nanchang Best, is located in Shanghai.  Shanghai Weisheng subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 30 years from June 1, 2008.

Nanping Minkang Hog Farm (“Nanping Minkang”), a wholly owned subsidiary of Shanghai Best, is located in Fujian Province.  Nanping Minkang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from September 17, 2008.

Guangdong Lianjiang Xinfa Hog Farm (“Guangdong Xinfa”), a majority owned subsidiary of Guangxi Huijie, is located in Guangdong Province.  Guangdong Xinfa subleases the property from the other shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 12 years from May 30, 2008.

Guangxi Nanning Wanghua Hog Farm (“Guangxi Wanghua”), a wholly owned subsidiary of Guangxi Huijie, is located in Guangxi Province.  Guangxi Wanghua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.   The lease runs for 10 years from May 30, 2008.

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

Guangxi Gangxuan Hog Farm Co., Ltd. (“Guangxi Gangxuan”), a wholly owned subsidiary of Gangda, is located in Guangxi Province.  Guangxi Gangxuan subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 11 years from September 20, 2008.

Guangxi Xingye Guihong Hog Farm (“Guangxi Guihong”), a wholly owned subsidiary of Guangxi Huijie, is located in Guangxi Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Guangxi Guihong. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through May 30,2025.

Hainan Haikou Meilan Hog Farm (“Hainan Meilan”), a wholly owned subsidiary of Guangxi Huijie, is located in Hainan Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Hainan Meilan.  The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through April 12, 2033.

Hainan Haikou Wohao Hog Farm (“Hainan Wohao”), a wholly owned subsidiary of Guangxi Huijie, is located in Hainan Province.  Guangxi Huijie acquired all of the rights to the land, pig houses, office buildings, heating system, power and water supply system in our acquisition of Hainan Wohao. The right to use the land was granted by Housing Bureau and Land Administration Bureau of Guangxi Province through April 18, 2038.

Guangxi Guilin Fuzhi Hog Farm (“Guangxi Fuzhi”), a majority owned subsidiary of Guangxi Huijie, is located in Guangxi Province.  Guangxi Fuzhi subleases the property from the other shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 20 years from May 30, 2008.

Fujian Jianhua Hog Farm (“Fujian Jianhua”), a wholly owned subsidiary of Best Swine, is located in Fujian Province.  Fujian Jianhua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from April 22, 2008.

Fujian Fengxiang Agribusiness Co., Ltd. (“Fujian Fengxiang”), a wholly owned subsidiary of Best Swine, is located in Fujian Province.  Fujian Fengxiang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from April 30, 2008.

Nanping Kangda Animal Husbandry Co., Ltd. (“Nanping Kangda”), a wholly owned subsidiary of Best Swine, is located in Fujian Province.  Nanping Kangda subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 27, 2008.

Fujian Jianxi Breeder Hog Farm Co., Ltd. (“Fujian Jianxi”), a wholly owned subsidiary of Best Swine, is located in Fujian Province.  Fujian Jianxi subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system.  The lease runs for 15 years from May 25, 2008.

Da Hua AgFeed Animal Husbandry Co., Ltd. (“Da Hua”) is located in Guangxi Province.  Da Hua leases the property from local farmers.  The property contains 387,000 square meters of land.  The lease runs for 30 years from October 2009.

Wuning Farm is located on land situated in Wuning County, Jiangxi Province.  Wuning Farm leases land from local village committee.  The lease runs for 30 years expiring in April 2038.  Wuning Farm contains two separated areas, one for sows and the other for boars and gilts, with a total of 23,675 square meters of buildings.  This farm is not yet stocked with livestock.

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

On March 19, 2008, Best Swine was formed as a wholly-owned subsidiary of AgFeed.  Best Swine was incorporated under the laws of China on March 19, 2008 and is situated in Futian Township, Wuning County, Jiangxi Province, China and is in the business of raising, breeding and selling hogs for use in China’s pork production and hog breeding markets.

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

On April 15, 2009 we formed a strategic alliance with Hypor and on December 17, 2009, we formed Hypor AgFeed Breeding with Hypor to develop, operate and market Wuning Farms in Wuning, China.  Hypor AgFeed Breeding is owned 85% by AgFeed and 15% by Hypor.

On July 13, 2009, we formed AgFeed International Protein, a joint venture with M2P2 which is focused on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry.  We are the joint venture's first client.  AgFeed International Protein is owned 80.1% by AgFeed and certain affiliates and 19.9% by M2P2.

In December 2009, we began stocking the Gangda breeder farm, having completed the conversion of this farm from a meat producing hog farm to a breeder farm.  On November 10, 2009, we broke ground on the construction of Da Hua, the first of six currently planned Western-model farms to be built in the short term.  We also completed construction of Wuning Farms in November 2009 and anticipate commencing stocking of this facility shortly.

We own two breeder farms, 29 meat producing hog farms and five feed production operations.

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

Risks Related to Our Animal Nutrition Business

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

Our continued success will depend on our ability to continue to develop and market additive premix, concentrates and complete feeds products. We currently have not applied for patents for our products or formulas, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas. Since we do not have patent protection for our technology or formulas, we may not be able to protect our rights to this intellectual property if our competitors discover or illegally obtain this technology or formulas. Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

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

Risks Related to Our Commercial Hog Production Business

Our limited operating history in hog production makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history in the hog production business. While we are a leader in the feed product industry, the current management team does not have the same depth of experience in the hog farming business. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for breeding and selling hogs in the PRC. Some of these risks and uncertainties relate to our ability to:

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

Hog breeding is subject to substantial licensing requirements and regulation.  In order to sell breeder hogs in the PRC a breeder hog farm must be awarded a breeder’s license by the local government authorities.  Only those breeder hog farms that have qualified staff, specialized equipment and are in segregated locations to avoid the spread of disease are eligible for licensing.  Meat hog farms do not require a license.  Currently, we have obtained licenses to own and operate Lushan and Gangda, our breeder hog farms.  We need to maintain the licenses we have and, if we pursue acquisitions of other breeder hog farms, we will need to obtain additional licenses to operate those farms. Our future success in the hog farming industry depends on our ability to acquire such licenses and permits to expand our business.

Our hog production business could be adversely affected by fluctuations in pork and commodity prices.

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

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenues in RMB. Under our current structure, our income is primarily derived from dividend payments from our subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB are to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. Since our revenues are denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues to fund business activities outside of China that require foreign currencies.

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

During the eight month period ended August 28, 2007, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) were $8.25 per share and $1.85 per share, respectively. Since our commencement of trading on the Nasdaq Stock Market on August 29, 2007 through March 3, 2010, the high and low sales prices of our common stock were $21.31 and $0.90. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 3, 2010, we had 44,903,263 shares of common stock issued and outstanding, 760,000 of which shares are subject to the lapsing of certain restrictions. An aggregate of 2,807,638 shares of our common stock are issuable upon conversion of our outstanding convertible notes or upon exercise of our outstanding warrants and an aggregate of 180,000 shares of our common stock are issuable upon exercise of our outstanding options. Sales of shares of our common stock in the public market covered under an effective registration statement, or pursuant to Rule 144, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the percentage equity interest of our shareholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of March 3, 2010, there were approximately 27,109,099 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. We entered into an Equity Credit Agreement in September 2009 with an institutional investor pursuant to which we have the right, but not the obligation, to require the investor to purchase shares of our common stock from time to time. The maximum aggregate value of the shares that may be issued under the Equity Credit Agreement is $50 million. Based on the closing price of our common stock on March 3, 2010, assuming the maximum takedown under the Equity Credit Agreement, approximately 10.4 million additional shares could be issued. We are not obligated to issue any shares. Although we have not entered into any other agreements as of this date to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital in the private or public markets. The issuance of additional shares of our common stock:

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

Our principal executive officers and directors beneficially own approximately 26% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on, terms favorable to our other shareholders and may adversely affect your voting and other shareholders rights.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease our headquarters office, located at at Rm. A1001-1002, Tower 16, Hengmao Int'l Center, 333 S. Guangchang Rd., Nanchang, Jiangxi Province, PRC 330003. The annual rent on this space is approximately $28,000 and the lease runs for two years through April 28, 2010. A full description of our feed facilities is set forth under "Item 1. Business, Animal Nutrition Business, Facilities" on pages 8 and 9 and a full description of our hog farm facilities is set forth under "Item 1. Business, Commercial Hog Production Business, Facilities" on pages 12 through 16.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Through August 28, 2007 our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "AGFI.OB."  Our common stock is currently traded on the Nasdaq Global Market under the symbol "FEED."  The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by Nasdaq.

	For the Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$2.95	$0.90	$13.75	$8.40
Second Quarter	$7.96	$2.11	$21.31	$11.61
Third Quarter	$6.80	$4.10	$14.95	$7.55
Fourth Quarter	$5.70	$4.00	$8.09	$1.10

The closing price for our common stock on March 3, 2010 was $4.60.

Holders

The number of record holders of our common stock as of March 3, 2010 was 79.

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

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	190,000	$8.3695	50,000
Equity compensation plans not approved by security holders (1)	20,000	$8.85	-0-
Total	210,000	$8.4152	50,000

(1)	Includes options granted to two of our independent directors in 2007 outside any plan.

Stock Price Performance Graph

A five-year comparison of the performance of our common stock with a broad equity market index and a peer group is set forth below.  The broad equity market index used is the Nasdaq Composite Index and the peer group is the Russell 2000 Index(1).  The below comparison assumes $100 was invested on November 17, 2006 and dividends are reinvested for all years ending December 31.

	11/17/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Agfeed Industries, Inc	$100	$67	$282	$54	$167
Nasdaq Composite Index	$100	$99	$108	$63	$93
New Peer Group - Russell 2000 Index	$100	$100	$97	$63	$79
Old Peer Group - CBOE China Index	$100	$114	$152	$88	$142

(1)
Commencing with this Annual Report, we have elected to change our peer group to the Russell 2000 Index (New Peer Group). This peer group consists of the smallest securities based on a combination of their market cap and current index membership.  The top ten companies included in the Russell 2000 Index are Human Genome Sciences, Inc., 3Com Corp., Assured Guaranty, Ltd., Tupperware Corp., E*Trade Financial Corp., Solera Holdings, Inc., Bally Technologies, Inc., Highwoods Properties, Inc., Skyworks Solutions, Inc. and Informatica Corp.

In 2008, our peer group (Old Peer Group) was the CBOE China Index, which is comprised of Aluminum Corp of China Ltd., Baidu.com - Spon ADR, Cnooc Ltd., China Telecom Corp Ltd., China Mobile Ltd., China Unicom Ltd., Ctrip.com International, China Yuchai International Ltd., Focus Media Holding Limited, Huaneng Power International Inc., China Life Insurance, Nam Tai Electronics Inc., Netease.com, Inc., Petrochina Co Ltd., Sina Corp., Semiconductor Manufacturing International Corp., Shanda Interactive Entertainment Ltd., China Petroleum & Chemical Corp., Sohu.com Inc., and Suntech Power Holdings Co.

We believe that the companies included in the New Peer Group are more reflective of our position within the marketplace, and therefore will provide a more meaningful comparison of stock performance.  We have included the New Peer Group in the graph to show what the comparison to those companies would have been if the New Peer Group had been in place during the period shown in the graph.

Purchases of Equity Securities
We did not purchase any shares of our common stock during the fourth quarter of 2009.

Item 6.  Selected Financial Data.

	For the Year Ended December 31,
	2009	2008	2007
Net Revenue	$173,203,271	$143,661,485	$36,163,339

Cost of Revenue	146,568,116	109,224,565	25,763,479

Gross profit	26,635,155	34,436,920	10,399,860

Operating expenses	14,043,067	9,695,989	4,079,089

Income from operations	12,592,088	24,740,931	6,320,771

Non-operating income (expense)	(1,270,186)	(6,783,375)	148,921

Income before provision for income taxes	11,321,902	17,957,556	6,469,692

Provision (benefit) for income taxes	1,142,105	587,222	(193,203)

Net income including noncontrolling interest	10,179,797	17,370,334	6,662,895

Net income (loss) attributed to noncontrolling interest	(168,569)	421,519	-

Net income attributed to AgFeed	$10,348,366	$16,948,815	$6,662,895

Weighted average shares outstanding :
Basic	40,978,457	31,557,742	26,093,376
Diluted	41,214,070	31,713,977	26,174,973

Earnings per share:
Basic	$0.25	$0.54	$0.26
Diluted	$0.25	$0.53	$0.25

We believe that "adjusted net income," "adjusted earnings per share" and "earnings per share based on income from operations," when taken in conjunction with reported results, provide a useful measure of financial performance since they eliminate the impact of certain non-recurring, non-cash charges. These non-GAAP measures should not be considered in isolation or as a substitute for the most comparable GAAP measures. Additionally, the non-GAAP financial measures used by AgFeed may not be comparable to non-GAAP financial measures used by other companies.

Adjusted Net Income and Earnings Per Share	For the Year Ended December 31,
	2009	2008	2007

Net Income attributed to AgFeed Adjustments	$10,348,366	$16,948,815	$6,662,895
Interest and financing costs related to conversion of convertible debentures	$1,022,626	$5,704,358	-
Foreign currency loss	17,943	$559,299	-

Adjusted Net Income	$11,388,935	$23,212,472	$6,662,895

Basic Weighted Shares Outstanding	40,978,457	31,557,742	26,093,376
Adjusted Earnings per Share	$0.28	$0.74	$0.26

Earnings per share based on income from operations	$0.31	$0.78	$0.24

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

Overview

We are engaged in the animal nutrition premix, concentrate and complete feeds) business and commercial hog production business in China through our operating subsidiaries.

Our animal nutrition business consists of the research and development, manufacture, marketing and sale of premix, concentrate and complete feed for use in the domestic animal husbandry markets almost exclusively for hog production in China. Premix is an animal feed additive that is broadly used in commercial animal production worldwide. We have been almost exclusively in the premix feed business since 1995 and now operate five premix, concentrate and complete feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan. We are aggressively expanding our concentrate and complete feed lines to meet the growing demand of commercial producers as they modernize their production technology and focus on the requirements of the food safety laws.

We entered the hog breeding and production business in November 2007. In this business, we mainly produce hogs for processing and sell breeding stock. We currently have two breeder farms and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.

We have developed a system of centralized raw material purchases, accounting and internal control management, corporate marketing strategies and brand building. We have created, and centrally manage, an animal disease control response team. This team consists of experienced Chinese and international hog industry professionals that are used by each of our subsidiaries across both of our lines of business. Our increased size and economies of scale benefit us greatly in both raw materials cost savings and administrative efforts.

We had revenues of $173.20 million for the year ended December 31, 2009 compared to revenues of $143.66 million for the year ended December 31, 2008. The increase (20.6%) was the result of expanding market share in our feed business and the hog farm acquisitions and expansions we made beginning in late 2007 and throughout 2008.

Animal Nutrition Business

We manufacture, distribute, market and sell three main product lines - premix, concentrate and complete feeds for use in all stages of a pig’s life. We conduct these operations through our subsidiaries Nanchang Best, Shanghai Best, Guangxi Huijie, Shandong Feed, and HopeJia. We also provide educational, technical and veterinary support to our customer base

Our feed operating companies operate manufacturing facilities in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces, primarily serving the hog industry. Each subsidiary independently conducts local marketing and sales efforts under the direction of a central executive management team. Nanchang Best and Guangxi Huijie are primarily responsible for our ongoing research and development efforts and share their expertise in this area with all of our manufacturing operations.

During 2009, we added 282 independent owned feed distribution chain stores now totaling 1,302 that sell our products exclusively. During the year we added 120 commercial farms now totaling 780. 75% of China’s total annual hog production is supplied by backyard and small farms that raise less than 100 hogs per year per family. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 65% of China’s annual hog production.

We are one of a handful of companies that received “Green Certification” from the Minister of Agriculture of PRC for our premix products under the brand label “BEST.” This means that these products are safe, environmentally friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be accredited by the government as “green” unless it is produced using government certified green feed. Having our feed certified as green requires us to adhere to strict operational controls and procedures. This green certification laid the foundation for our hog farms to produce hogs providing high quality “Green” pork products. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

We invest capital in research and development to maintain and improve on a superior quality product while experimenting with environmentally sensitive premix formulas. We will continue to invest up to 1% of our revenues to increasing our long-term profitability and competitiveness.

Revenue increased to $63.65 million in 2009 from $51.75 million in 2008 fully recognizing sales from the feed division to the hog division. This is driven by our aggressive expansion into concentrate and complete feed lines.

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

Hog Production Business

In our hog production business, we have grown our business through strategic acquisitions of current producing commercial hog farms and organic growth. We own two breeder hog farms and 29 meat producing hog farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.

We entered the hog farming business on November 9, 2007 as a result of our acquisition of ninety percent (90%) of the capital stock of Lushan. Lushan owns and operates a breeder hog farm in Jiangxi Province. Lushan is a mid-scale hog farm engaged in the business of raising, breeding and selling hogs in the PRC for use in the pork production market in the PRC. In 2008, we acquired at least a majority interest in 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces through our subsidiaries - Nanchang Best, Shanghai Best, Guangxi Huijie and Best Swine. Our meat hog producing farms generate revenue primarily from the sale of meat hogs to processors. Our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces. In November 2009, we opened our first "Western-model" farm in the city of Da Hua, Guangxi Province. In December 2009 we began stocking a second breeder farm in the city of Gangda, Guangxi Province. We also completed the construction of a nucleus farm in the city of Wuning, Jiangxi Province in November 2009. This farm will be developed and operated by Hypor AgFeed Breeding.

Our breeder farms generate revenue primarily from the sale of breeder hogs to commercial hog farms and, to a lesser extent, the sale of meat hogs to hog slaughterhouses. They also generate revenue by providing consulting services to hog farmers in the areas of feed production, feed formulation and veterinary services. Our customers include large-scale hog farms, mid-scale hog farms and small-scale farms. Our breeder hogs are sold throughout the PRC, primarily in southeastern China.

Capital spending for 2009 consisted of approximately $4.9 million on building renovations and $2.61 million on equipment purchases and environmental expenditures. Our current capital spending plans over the next two years include an estimated $4.2 million for bio security, $4.0 million for environmental compliance and projects and $8.3 million for genetics programs. In 2009, we sold approximately 681,000 head with an average selling price of $161 per head at an average weight of 87.9kg (193 lbs.) as compared to sales of 410,000 hogs with an average selling price of $219 per head for 2008 at an average weight of 92.5kg (218.2 lbs.), a difference of $25.00 less per hog this year.

On April 15, 2009 we formed a strategic alliance with Hypor. The alliance has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to-finish nucleus facility (Wuning Farms) to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to the farms being developed by AgFeed International Protein; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across AgFeed's production system. On December 17, 2009, we formed Hypor AgFeed Breeding Company with Hypor to develop, operate and market a genetic nucleus farm in Wuning, China. Hypor AgFeed Breeding is owned 85% by us and 15% by Hypor.

On July 13, 2009, we formed AgFeed International Protein with M2P2, a joint venture focused on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry. The joint venture was formed to take advantage of the commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments. We are AgFeed International Protein's first client. We own 65% of AgFeed International Protein, certain affiliates own an additional 15.1% and M2P2 owns the remaining 19.9%. On November 9, 2009, construction began on of our first large western model farm in Da Hua, China (Jiangxi Province). This is the first of six farms that will be constructed in South China that will house an additional 20,000 genetically superior sows and 400 boars. When fully operational, we anticipate that these farms will produce 500,000 pigs per year. It is anticipated that the cost to build the six farms will be approximately $50 million over the next two years. AgFeed International Protein has completed all phases of design and blueprints for these farms and has been working with international and local construction firms to ensure success.

Our current strategic plan calls for development of a platform for the production and sale of approximately 2.5 million hogs into the Chinese market between 2009 and the end of 2011. The key element to this future growth is scientific breeding, which is underscored by our arrangement with Hypor. In April 2009 we began this by stocking the 1,200 sow farrow-to-finish Lushan Breeding Farm with the Hypor Large White Pureline Sows, the Hypor Landrace Pureline Boars and the Duroc Terminal Sire. In November 2009, we began stocking our second breeder farm, Gangda Farm, with like genetics

Our investment plans also include modernization of our existing pork production facilities, investment in reporting and cash management systems and the training of our employees, and the development of enhanced environmental and health safety programs including upgraded bio security measures. These actions are part of our effort to improve on the standards of the new China Food Safety Law that was implemented on June 1, 2009 and to ensure the production of consistently high quality, safe pork.

According to the China Feed Industry Association, China has the world's largest and most profitable market for hog production, which processed 625 million hogs in 2009, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 62% of all meat consumed in China is pork. Chinese consumers consume more pork each year than the rest of the world combined. China’s pork consumption is forecast to increase to 47.0 million metric tons in 2010 up from 44.9 million metric tons in 2008, an increase of about 5%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 51%

The Chinese government supports hog producers with favorable tax status and subsidies, insurance, vaccines, caps on feed costs and land use grants. Hog production is exempt from all taxes and sow owners receive government grants and subsidies. The Food Safety Law, which went into effect on June 1, 2009, provides a legal basis for the government to strengthen food safety control “from the production line to the dining table.”

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on our consolidated financial statements

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008

	Years Ended December 31,		$	%
	2009	2008	Change	Change
Revenues	$173,203,271	$143,661,485	$29,541,786	20.56
Cost of goods sold	146,568,116	109,224,565	37,343,551	34.19
Gross profit	26,635,155	34,436,920	(7,801,765)	(22.66)
Operating expenses	14,043,067	9,695,989	4,347,078	44.83
Interest and financing costs	1,022,626	5,704,358	(4,681,732)	(82.07)
Net income	10,348,366	16,948,815	(6,600,449)	(38.94)

Revenues. The increase was due to volume sales of both hogs and animal feed products. Hog sales of 681,000 for year ended December 31, 2009 exceeded total hog sales of 410,000 hogs for the year ended December 31, 2008. Animal feed sales volume for year ended December 31, 2009 exceeded 117,000 metric tons representing a 56% increase in volume over the comparative period of 2008. However, the increase in revenue described above was offset by lower sales prices, an increase in ingredient costs, consumer reaction to the H1N1A scare and the country wide drought.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the year ended December 31, 2009 compared to the same period in 2008. These raw materials constitute approximately 60 - 75% of our raw material costs. Corn and soybean meal cost rose 0.2% and 4%, respectively, versus the year ended December 31, 2008. China has implemented programs to mitigate additional price increases in order to stabilize these markets.

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

Gross Profit. Gross margins decreased to 15.4% from 24.0% during the year ended December 31, 2009 as compared to the same period in 2008. The decrease in gross margin can be attributed to the increase in the cost of hog feed that began in the last half of 2008 and continued into 2009 and a reduction in the selling price for our hogs. The increase in the cost of hog feed was offset somewhat by actions taken in the first quarter of 2009, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

Selling, General and Administrative Expenses. Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Our selling expenses for the year ended December 31, 2009 were only slightly less than the corresponding period in 2008. General and administrative expenses for our feed segment increased by approximately $301,000 or approximately 14% from the corresponding period in 2008 principally due to the overall expansion of our feed business and the increase of our allowance for doubtful accounts. Our corporate expenses also increased by approximately $1,315,000 due to higher professional fees. General and administrative expenses for our hog farms for the year ended December 31, 2009 increased by approximately $2,739,000 for 108% over the corresponding period in 2008 to due to more hog farms being in operations in 2009.

Interest and Financing Costs. We incurred interest and financing costs of $1.02 million and $5.70 million during the year ended December 31, 2009 and 2008, respectively, principally as a result of the issuance of $19 million principal amount of convertible notes issued during February 2008. During the year ended December 31, 2009 and 2008, $2.8 million and $15.2 million, respectively, of the convertible notes were converted into shares of common stock which resulted in accelerated amortization of the debt discounts and debt issue costs associated with the convertible debt.

Due to appreciation in RMB against the USD in 2008, we incurred a loss on foreign translation of $0.56 million during the year ended December 31, 2008, as we could not timely convert USD deposits into RMB as a result of bank policies and banking rules in the PRC. This was a one time, non-recurring charge. Foreign currency translation losses in 2009 were not significant

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Some of our feed manufacturing companies benefit from exemption from value-added tax.

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

Comparison of Years Ended December 31, 2008 and December 31, 2007

	Years Ended December 31,		$	%
	2008	2007	Change	Change
Revenues	$143,661,485	$36,163,339	$107,498,146	297.26
Cost of goods sold	109,224,565	25,763,479	83,461,086	323.95
Gross profit	34,436,920	10,399,860	24,037,060	231.13
Operating expenses	9,695,989	4,079,089	5,616,900	137.70
Interest and financing costs	5,704,358	153,723	5,550,635	3,610.80
Net income	16,948,815	6,662,895	10,285,920	154.38

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

Cost of Goods Sold . We experienced increases in the unit cost of goods sold for our two business lines during the year ended December 31, 2008 compared to the same period in 2007. The cost of goods sold included costs in both premix feed and hog production. These raw materials constitute approximately 60 - 75% of our raw material costs.

Gross Profit. Gross margins decreased to 23.97% from 28.76% during the year ended December 31, 2008 as compared to the same period last year. The decrease in gross margin can be attributed to the increase in the cost of hog feed during the 2008 last two quarters, and a substantial general sell-off of swine inventory resulting in falling prices after the 2008 Olympics ended. This was modified somewhat by actions taken in the first half of 2008, including expansion of our product distribution channels, and our entry into long-term contracts for key product ingredients which locked in favorable cost savings.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At December 31, 2009, we had $36.6 million in cash and cash equivalents on hand.

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

During 2009, certain warrant holders exercised 3,225,004 warrants that resulted in gross proceeds of $8,062,510.

As of December 31, 2009, we had short-term loans outstanding of $4,401,000. The loan was entered into during the second quarter of 2009 and is due in May 2010.

During the year ended December 31, 2009, we generated $3,880,910 of cash from our operating activities. The cash generated was generated primarily through the net income including noncontrolling interest, a decrease in other receivables and an increase in accounts payable offset by an increase in accounts receivable and inventory and a decrease in other payables.

We used approximately $10.0 million in investing activities during the year ended December 31, 2009; of which $9.8 million was for the acquisition of property and equipment. We also sold our interest in two subsidiaries for $835,770.

We generated $17.8 million in cash from financing activities as a result of the sale of 2,329,645 shares of our common stock for gross proceeds of $10 million and the exercise of 3,225,004 warrants for proceeds of $8.1 million.    We generated cash of $4.5 million from issued short-term loans and used cash of $2.5 million was for the purchase of the noncontrolling interest in four subsidiaries.

At December 31, 2009, our accounts receivable balance was approximately $14.4 million, an increase of $4.9 million from December 31, 2008.

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

Contractual Obligations

No contractual obligation occurred during the year ended December 31, 2009 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

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

Interest Rate Risk

We have interest rate risk related to the short-term notes entered into during the quarter ended September 30, 2009; however, we do not believe this interest risk is significant.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our receivables are monitored regularly by our credit managers.

Item 8.  Financial Statements and Supplementary Data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10K.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of AgFeed’s internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective and that there was no material weakness or significant deficiency discovered as of December 31, 2009.

Management’s evaluation of the effectiveness of AgFeed’s internal control over financial reporting as of December 31, 2009 has been audited by Goldman Parks Kurland Mohidin LLP, an independent registered public accounting firm, as stated in their report included on page F-1.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over-financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2009.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of fiscal 2009.

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

AgFeed Industries, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	F-5

Notes to Consolidated Financial Statements	F-6 to F-29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
AgFeed Industries, Inc

We have audited the accompanying consolidated balance sheets of AgFeed Industries, Inc. and subsidiaries (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the Note 15 to the financial statements. We have audited AgFeed Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AgFeed Industries, Inc.‘s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control is included in item 9A of AgFeed Industries, Inc.’s Form 10-K for the year ended December 31, 2009. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AgFeed Industries, Inc. and subsidiaries as of December 31, 2009, and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 , 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded certain newly acquired entities from its assessment of internal control over financial reporting. These entities constitute 6% of total assets as of December 31, 2009 and 0% and (7%) of revenue and net income, respectively, for the year ended December 31, 2009. Our opinion on internal control over financial reporting also excludes these entities.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 3, 2010

AgFeed Industries, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31, 2009 and 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,578,457	$24,839,378
Restricted cash	1,001,697	-
Accounts receivable, net of allowance for doubtful accounts of $415,765 and $520,413	14,397,793	9,462,380
Advances to suppliers	1,173,941	518,829
Other receivables	2,186,643	2,066,030
Inventory	23,835,412	20,616,560
Prepaid expenses	1,325,150	1,166,646
Debt issue costs	34,706	246,223

Total current assets	80,533,799	58,916,046

PROPERTY AND EQUIPMENT, net	26,991,851	20,810,094
CONSTRUCTION-IN-PROCESS	7,615,132	10,853,389
INTANGIBLE ASSETS	43,808,499	43,833,705
OTHER ASSETS	3,998,739	2,641,902

TOTAL ASSETS	$162,948,020	$137,055,136

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan	$4,401,000	$-
Accounts payable	6,162,385	5,214,596
Other payables	1,892,858	5,766,741
Unearned revenue	582,266	321,664
Accrued expenses	83,649	164,558
Accrued payroll	975,485	818,052
Tax and welfare payable	396,370	465,875
Interest payable	120,419	121,139

Total current liabilities	14,614,432	12,872,625

CONVERTIBLE NOTES, net of debt discount of $81,675 and $579,444	918,325	3,220,556

TOTAL LIABILITIES	15,532,757	16,093,181

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized; 44,510,558 issued and 44,143,263 outstanding at December 31, 2009 38,300,436 issued and 37,933,141 outstanding at December 31, 2008	44,511	38,300
Additional paid-in capital	109,281,086	90,903,261
Other comprehensive income	4,176,450	4,167,217
Statutory reserve	4,685,115	3,236,054
Treasury stock (367,295 shares)	(1,811,746)	(1,811,746)
Retained earnings	31,210,563	22,311,258
Total AgFeed stockholders' equity	147,585,979	118,844,344
Noncontrolling interest (deficit)	(170,716)	2,117,611
Total equity	147,415,263	120,961,955

TOTAL LIABILITIES AND EQUITY $	162,948,020	$137,055,136

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Revenues	$173,203,271	$143,661,485	$36,163,339

Cost of goods sold	146,568,116	109,224,565	25,763,479

Gross profit	26,635,155	34,436,920	10,399,860

Operating expenses
Selling expenses	3,934,047	3,941,247	2,693,613
General and administrative expenses	10,109,020	5,754,742	1,385,476
Total operating expenses	14,043,067	9,695,989	4,079,089

Income from operations	12,592,088	24,740,931	6,320,771

Non-operating income (expense):
Other expense	(442,635)	(710,683)	160,496
Interest income	213,018	190,965	142,148
Interest and financing costs	(1,022,626)	(5,704,358)	(153,723)
Foreign currency transaction loss	(17,943)	(559,299)	-

Total non-operating income (expense)	(1,270,186)	(6,783,375)	148,921

Income before provision for income taxes	11,321,902	17,957,556	6,469,692

Provision (benefit) for income taxes	1,142,105	587,222	(193,203)

Net income including noncontrolling interest	10,179,797	17,370,334	6,662,895

Less: Net income (loss) attributed to noncontrolling interest	(168,569)	421,519	-

Net income attributed to AgFeed	10,348,366	16,948,815	6,662,895

Other comprehensive income
Foreign currency translation gain (loss)	9,233	3,386,310	664,061

Comprehensive Income	$10,357,599	$20,335,125	$7,326,956

Weighted average shares outstanding :
Basic	40,978,457	31,557,742	26,093,376
Diluted	41,214,070	31,713,977	26,174,973

Earnings per share attributed to AgFeed common stockholders:
Basic	$0.25	$0.54	$0.26
Diluted	$0.25	$0.53	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
For The Years Ended December 31, 2009, 2008, and 2007

				Other				Total
	Common Stock		Additional Paid	Comprehensive	Statutory	Treasury	Retained	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Stock	Earnings	Equity

Balance December 31, 2006	24,000,003	$24,000	$1,299,379	$116,846	$271,115	$-	$1,664,487	$3,375,827

Issuance of common stock for cash	3,026,753	3,027	8,764,476					8,767,503
Chinese government subsidy			16,451					16,451
Stock compensation expense for options issued to employees			13,789					13,789
Change in foreign currency translation gain				664,061				664,061
Net income							6,662,895	6,662,895
Transfer to statutory reserve					481,110		(481,110)	-

Balance December 31, 2007	27,026,756	27,027	10,094,095	780,907	752,225	-	7,846,272	19,500,526

Issuance of common stock for cash	9,392,290	9,392	65,940,677					65,950,069
Payment of offering costs			(7,030,261)					(7,030,261)
Value of warrants issued with convertible debt			1,269,442					1,269,442
Beneficial conversion feature associated with convertible debt			2,770,443					2,770,443
Cashless exercise of warrants (199,131 warrants exercised)	91,934	92	(92)					-
Exercise of warrants for cash	269,456	269	2,138,579					2,138,848
Conversion of convertible debentures	1,520,000	1,520	15,198,480					15,200,000
Stock compensation expense for options issued to employees			231,368					231,368
Value of re-priced warrants			22,782					22,782
Value of change in conversion price of convertible notes			267,748					267,748
Purchase of treasury shares (367,295 shares)						(1,811,746)		(1,811,746)
Change in foreign currency translation gain				3,386,310				3,386,310
Net income							16,948,815	16,948,815
Transfer to statutory reserve					2,483,829		(2,483,829)	-

Balance December 31, 2008	38,300,436	38,300	90,903,261	4,167,217	3,236,054	(1,811,746)	22,311,258	118,844,344

Proceeds from the issuance of common stock	2,329,645	2,330	9,997,670					10,000,000
Payment of offering costs			(1,740,072)					(1,740,072)
Conversion of convertible debt to equity	560,000	560	2,799,440					2,800,000
Stock compensation expense for options issued to employees			572,605					572,605
Cashless exercise of warrants (300,000 warrants)	95,473	96	(96)					-
Exercise of warrants	3,225,004	3,225	8,059,285					8,062,510
Excess of cost over fair value of noncontrolling interests acquired			(1,311,007)					(1,311,007)
Change in foreign currency translation gain				9,233				9,233
Net income							10,348,366	10,348,366
Transfer to statutory reserve					1,449,061		(1,449,061)	-

Balance, December 31, 2009	44,510,558	$44,511	$109,281,086	$4,176,450	$4,685,115	$(1,811,746)	$31,210,563	$147,585,979

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2008, 2007 and 2006

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$10,179,797	$17,370,334	$6,662,895
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation	2,596,689	1,580,843	140,510
Amortization	92,740	86,543	14,316
Loss on disposal of assets	1,292,480	17,248	37,345
Stock based compensation	572,605	231,368	13,789
Value of re-priced warrants	-	22,782	-
Value of change in conversion price of convertible notes	-	267,748	-
Amortization of debt issuance costs	211,517	1,470,443	-
Amortization of discount on convertible debt	497,769	3,460,441	-
(Increase) / decrease in assets:
Accounts receivable	(4,936,388)	(2,324,978)	(4,022,786)
Other receivables	(2,110,081)	(5,464,327)	(220,979)
Inventory	(3,592,137)	(8,815,870)	(915,874)
Due from related party	-	-	102,280
Advances to suppliers	(679,134)	(44,147)	(345,646)
Prepaid expenses	(159,176)	(499,047)	(628,446)
Other assets	(1,356,005)	(2,239,491)	2,316
Increase / (decrease) in current liabilities:
Accounts payable	1,048,356	3,300,773	465,573
Other payables	(44,890)	8,509,638	32,597
Unearned revenue	260,441	211,081	4,791
Accrued expenses	(80,828)	119,325	(77,717)
Accrued payroll	157,338	626,587	123,689
Tax and welfare payable	(69,463)	447,753	(281,837)
Interest payable	(720)	121,139	-

Net cash provided by operating activities	3,880,910	18,456,186	1,106,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,810,142)	(10,696,569)	(291,294)
Purchase of intangible assets	(67,551)	(140,580)	(264,196)
Purchase of subsidiaries	-	-	(3,360,000)
Proceeds from the sale of subsidary	835,770	-	-
Purchase of hog farms, net of cash acquired	-	(67,490,049)	-
Cash acquired with acquisition	-	-	661,216
Increase in restricted cash	(1,001,082)	-	-

Net cash used in investing activities	(10,043,005)	(78,327,198)	(3,254,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,000,000	65,950,069	9,830,259
Offering costs paid	(1,740,072)	(7,030,261)	(1,062,756)
Proceeds from exercise of warrants	8,062,510	2,138,848	-
Collection of subscription receivable	-	-	226,083
Proceeds from notes payable	-	-	977,008
Proceeds from short-term loans	4,541,500	-	-
Proceeds from issuance of convertible notes	-	19,000,000	-
Issuance costs for convertible notes	-	(1,716,666)	-
Collection from related parties	-	-	950,707
Repayment to shareholders	-	-	(758,343)
Payment on note payable	-	(1,161,297)	(1,723,414)
Government subsidy received	-	-	16,451
Purchase of treasury shares	-	(1,811,746)	-
Capital contributed by noncontrolling interest holders	118,664	1,097,690	-
Purchase of noncontrolling interest in majority owed hog farms	(2,518,089)	-	-
Repayment of contribution of noncontrolling interest holder	(586,800)	-	-

Net cash provided by financing activities	17,877,713	76,466,637	8,455,995

Effect of exchange rate changes on cash and cash equivalents	23,461	547,544	183,572

NET INCREASE IN CASH & CASH EQUIVALENTS	11,739,079	17,143,169	6,492,109

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	24,839,378	7,696,209	1,204,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$36,578,457	$24,839,378	$7,696,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$312,620	$363,191	$99,445
Income taxes paid	$1,211,610	$408,435	$-

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Note 1 - Organization and Basis of Presentation

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ("USD").

Noncontrolling Interest

In 2008, the Company purchased interests in 29 producing hog farms and one feed company ranging from 55% to 100% (The Company has subsequently purchased the noncontrolling interest in certain of these hog farms).

Certain amounts presented for prior periods previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheets to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statements of income and other comprehensive income, largely identifying net income including NCI and net income attributable to AgFeed.

The net income (loss) attributed to the NCI has been separately designated in the accompanying statements of income and other comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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

Inventory

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Inventory consisted of the following at December 31, 2009 and 2008:

	2009	2008

Raw material	$7,638,999	$5,625,122
Work in process	84,494	103,262
Finished goods – feed	460,349	575,064
Finished goods - hogs	15,703,127	14,325,429
	23,886,969	20,628,877
Less: reserve for obsolescence	(51,557)	(12,317)
Total	$23,835,412	$20,616,560

Property and Equipment

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Swine for reproduction	3.5 years
Buildings	20 years

The following are the details of property and equipment at December 31, 2009 and 2008:

	2009	2008

Office equipment	$525,991	$433,157
Operating equipment	4,655,298	2,042,522
Vehicles	871,058	655,853
Swines for reproduction	13,432,353	13,137,425
Buildings	11,659,693	6,673,822
Total	31,144,393	22,942,779

Less accumulated depreciation	(4,152,542)	(2,132,685)

	$26,991,851	$20,810,094

Construction-in-Process

Construction-in-process consists of amounts expended for building construction. Once building construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 and 2008, there was no significant impairment of its long-lived assets.

Intangible Assets

The following are the details of intangible assets at December 31, 2009 and 2008:

	2009	2008

Right to use land	$825,007	$809,174
Customer list	293,400	293,400
Computer software	159,894	108,135
Intangible related to hog farm acquisitions	42,744,247	42,744,247
Total	44,022,548	43,954,956

Less Accumulated amortization	(214,049)	(121,251)

Intangibles, net	$43,808,499	$43,833,705

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all land. The Company leases land per real estate contracts with the government of the PRC for periods ranging from 30 years to 50 years. Accordingly, the right to use land for these feed companies is amortized over 50 years or the lease term, if shorter, and the computer software is amortized over three to nine years. For hog farms, the Company generally signed land leases with original owners of the farms.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009, 2008 and 2007 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the years ended December 31, 2009, 2008 and 2007 were not significant.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 210,000 options outstanding as of December 31, 2009.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. The unit of Renminbi is in Yuan. Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period
.
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	40,978,457	$0.25	31,557,742	$0.54	$26,093,376	$0.26
Effect of dilutive stock options	235,613	-	156,235	(0.01)	81,597	(0.01)
Diluted earnings per share	41,214,070	$0.25	31,713,977	$0.53	$26,174,973	$0.25

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has two reportable segments (See Note 10).  The Company had previously reported its feed operations as three separate segments since the three operations were located in different Provinces.  The Company has determined that its feed operations should be reported as one segment.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Joint Venture / Alliance

On April 15, 2009 a strategic alliance was signed between the Company and Hypor, a Hendrix Genetics company, to complement the Company’s growth strategy through genetics. Hypor will provide top line breeding stock to the Company’s existing base of breeding sows and gilts and will provide genetically superior animals to a new to- be-constructed sows farrow-to-finish nucleus unit known as the Wuning Farm. Hypor will join AgFeed International Protein (defined below) in establishing a western style of production taking the role as a long-term supplier of high health top quality genetics. This arrangement could lead to a multi level joint venture serving the Pan Asian market.

On July 13, 2009, the Company formed a joint venture with M2P2, LLC, a leading U.S. hog production and industry management consulting company. The new company, AgFeed International Protein Technology Corp. (“AgFeed International Protein”) will focus on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry. AgFeed International Protein was formed to take advantage of the coming commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments. The Company will be the joint venture's first client. AgFeed International Protein is owned 65.1% by the Company, 15% by certain affiliates and 19.9% by M2P2.

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

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

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is amortized over the life of the Notes. For the years ended December 31, 2009 and 2008, the Company amortized $211,517 and $1,470,443, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

The exercise price of the Warrants is subject to a “weighted average ratchet” anti-dilution adjustment. The exercise price is also subject to adjustment, on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00. Due to the Company not generating $30 million net income for the year ended December 31, 2008, the exercise price on the Warrants was reduced to $5.00. Due to the re-pricing of the exercise price, the Company recorded financing cost of $22,782 in 2008 which represents the difference between the fair value of the $5.00 exercise price and the original $10.00 exercise price. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the years ended December 31, 2009 and 2008, the Company amortized $497,769 and $3,460,411, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the years ended December 31, 2009 and 2008, $2,800,000 and $15,200,000, respectively, of the Notes were converted into 560,000 and 1,520,000, respectively, shares of common stock.

Note 4 – Short-Term Loan

Short term loan at December 31, 2009 is as follows:

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

2009 Transactions

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

During the year ended December 31, 2009, certain warrants holders exercised 300,000 warrants in connection with a cashless exercise provision in the warrant agreement that resulted in the issuance of 95,473 shares of the Company’s common stock.  In addition, during the year ended December 31, 2009, certain warrant holders exercised 3,225,004 warrants that resulted in gross proceeds to the Company of $8,062,510.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

On September 9, 2009, the Company entered into an Equity Credit Agreement with an institutional investor, which was amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued warrants to purchase an additional 400,000 shares of its common stock during a five year period at an exercise price of $5.75 per share. The fair value of these warrants of $1,594,338 was charged to additional paid in capital as they were issued in connection with an equity instrument. The Company determined the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: expected life of 5 year, a risk free interest rate of 2.25%, a dividend yield of 0% and volatility of 108%. This transaction closed on September 9, 2009. No shares have been issued under the terms of the Equity Credit Agreement.

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

On April 22, 2008, the Company entered into Securities Purchase Agreements with a group of 14 institutional investors in connection with a registered direct offering of securities providing for the issuance of 1,322,836 shares of the Company’s common stock at price of $19.05 per share for aggregate gross proceeds of $25,200,026. The Common Stock for the registered offering was issued pursuant to a prospectus supplement filed with the Commission on April 24, 2008, in connection with a shelf takedown from the Company’s Registration Statement on Form S-3 (File No. 333-148386) which was declared effective by the Commission on January 11, 2008. The closing under the Securities Purchase Agreements took place on April 24, 2008. The placement agent for the sale of 797,901 shares of Common Stock at an aggregate purchase price of $15,200,014 was Rodman & Renshaw, LLC, which received a fee of $638,401 (4.2% of the gross proceeds). Additionally, the Company paid a finder’s fee of $350,000 to Advantage Consultants Limited in connection with the offering.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

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
For the Years Ended December 31, 2009, 2008, and 2007

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

Note 6 – Employee Common Welfare

The total expense for the employee common welfare was $768,963, $207,709 and $62,431 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company has recorded welfare payable of $1,940 and $3,336 at December 31, 2009 and 2008, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.  The Chinese government abolished the 14% welfare plan policy at the beginning of 2007.  The Company is not required to establish welfare and common welfare reserves. The balance of welfare payable is remaining amount due under the welfare plan provided for prior to 2007.

Note 7 – Statutory Common Welfare Fund

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

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

The Company appropriated $1,449,061, $2,483,829 and $481,110 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-	-		$-
Granted	42,000	$7.00
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	42,000	$7.00	4.62	$80,620
Granted	185,000	$9.32
Forfeited	(47,000)	$7.43
Exercised	-	-
Outstanding, December 31, 2008	180,000	$9.27	4.65	$-
Granted	30,000	3.30
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2009	210,000	$8.42	3.74	$51,000

Exercisable, December 31, 2009	53,332	$9.20	3.53	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Risk-free interest rate	2.5%	3.0%	5.0%
Expected life of the options	5 years	5 years	5 years
Expected volatility	109%	76%	34%
Expected dividend yield	0%	0%	0%

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

The exercise price for options outstanding at December 31, 2009 is as follows:

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

For options granted during the year ended December 31, 2009 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.61 and the weighted-average exercise price of such options was $3.30.  No options were granted during the year ended December 31, 2009, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.  At December 31, 2009, the unamortized compensation costs related to nonvested options amounted to $328,083, which will be expensed through the second quarter of 2012.

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2006	-
Granted	611,787
Forfeited	-
Exercised	-
Outstanding, December 31, 2007	611,787
Granted	4,180,004
Forfeited	-
Exercised	(468,587)
Outstanding, December 31, 2008	4,323,204
Granted	1,809,435
Forfeited	-
Exercised	(3,525,004)
Outstanding, December 31, 2009	2,607,635

All of the warrants outstanding at December 31, 2009 are fully vested.
The exercise price for warrants outstanding at December 31, 2009 is as follows:

Number of Warrants	Exercise Price
575,000	$2.50
1,409,435	$4.50
3,200	$5.00
400,000	$5.75
220,000	$10.00
2,607,635

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows for the years ended December 31:

	2009	2008	2007
Tax provision at statutory rate	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(1)%
US NOL for which no benefit is realized	2%	1%	-
Effective of tax holiday/tax exemption	(17)%	(23)%	(36)%
	10%	3%	(3)%

The effect of the change of tax status was recorded in accordance with ASC Topic 740-10, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If the Company had not been exempt from paying income taxes, income tax expense for the years ended December 31, 2009, 2008 and 2007 would have been approximately $3,463,000, $4,384,000 and $2,255,000 and earnings per share would have been reduced by $0.06, $0.12 and $0.09, respectively.

Foreign pretax earnings approximated $15,000,000, $24,200,000 and $6,800,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2009, approximately $42,100,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $3,800,000 would have to be provided if such earnings were remitted currently.

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

The Company’s feed company in Shanghai is located in the Qingcun Town, Fengxian district, Shanghai and sells its products to approximately 660 customers, consisting of 432 distributors and 228 large scale pig farms. Its feed company in Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to approximately 699 customers, consisting of 478 distributors and 221 large scale pig farms. Its feed company in Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to approximately 705 customers, consisting of 490 distributors and 215 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

The following tables summarize segment information for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Revenues from unrelated entities
Animal feed nutrition	$63,647,643	$51,745,344	$36,074,793
Hog production	109,555,628	91,916,141	88,546
	$173,203,271	$143,661,485	$36,163,339

Intersegment revenues
Animal feed nutrition	$14,376,100	$8,174,546	$2,280,320
Hog production	729,713	1,518,230	-
	$15,105,813	$9,692,776	$2,280,320

Total Revenues
Animal feed nutrition	$78,023,743	$59,919,890	$38,355,113
Hog production	110,285,341	93,434,371	88,546
Less Intersegment revenues	(15,105,813)	(9,692,776)	(2,280,320)
	$173,203,271	$143,661,485	$36,163,339

Income from operations
Animal feed nutrition	$7,996,936	$7,780,477	$6,769,846
Hog production	6,991,019	18,041,498	847
Holding Company	(2,395,867)	(1,081,044)	(449,922)
	$12,592,088	$24,740,931	$6,320,771

Interest income
Animal feed nutrition	$57,414	$90,986	$26,470
Hog production	30,053	20,405	56
Holding Company	125,551	79,574	115,622
	$213,018	$190,965	$142,148

Interest and financing costs
Animal feed nutrition	$92,666	$39,861	$94,675
Hog production	88,394	22	28,468
Holding Company	841,566	5,664,475	30,580
	$1,022,626	$5,704,358	$153,723

Income tax expense (benefit)
Animal feed nutrition	$1,142,105	$587,222	$(193,203)
Hog production	-	-	-
Holding Company	-	-	-
	$1,142,105	$587,222	$(193,203)

Net Income
Animal feed nutrition	$7,079,391	$6,690,248	$7,055,690
Hog production	6,380,687	16,923,585	(27,915)
Holding Company	(3,111,712)	(6,664,018)	(364,880)
	$10,348,366	$16,949,815	$6,662,895

Provision for depreciation
Animal feed nutrition	$345,342	$121,813	$127,690
Hog production	2,251,347	1,459,030	12,820
	$2,596,689	$1,580,843	$140,510

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

	As of December 31,
	2009	2008
Total assets
Animal feed nutrition	$38,142,821	$31,076,964
Hog production	110,718,199	96,454,117
Holding Company	14,087,000	9,524,055
	$162,948,020	$137,055,136

Intangible assets
Animal feed nutrition	$3,419,141	$3,444,740
Hog production	40,389,358	40,388,965
Holding Company	-	-
	$43,808,499	$43,833,705

Note 11 – Commitments and Contingencies

At December 31, 2009, the Company had commitments to expend approximately $3,600,000 in connection to building construction currently in process.

The Company leases certain office space, hog facilities and equipment under operating leases.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2010	$3,202,123
2011	4,162,220
2012	3,177,950
2013	3,288,506
2014	3,315,470
Thereafter	21,296,550

$38,442,819

The Company incurred rent expense of $3,180,984, $3,108,764 and $2,113 for the years ended December 31, 2009, 2008 and 2007, respectively.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Note 12 – Acquisition and Dispositions

During the year ended December 31, 2009, the Company purchased the non-controlling interest of 30% and 45% in two hog farms for $370,026 and $896,348, respectively. As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $159,249 and $263,291, respectively, was recorded against additional paid in capital. Also, the Company purchased the non-controlling interest of 40% and 40% in two hog farms for $987,655 and $264,060, respectively. As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $639,754 and $248,713, respectively was recorded against additional paid in capital. In addition, the Company sold its 70% interest in a subsidiary for $307,650 and recognized a gain on disposition of $9,965. This subsidiary had not commenced operations. The Company also sold its 60% interest in a subsidiary for $528,120 and recognized a gain on disposition of $54,382.

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

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Nanning Wanghua Hog Farm, located in Guangxi Province, PRC from Fan Xianfang and Wu Yuhua for a purchase price of RMB26,030,000 ($3,722,300 based on the exchange rate at the time of the acquisition). Guangxi Nanning Wanghua Hog Farm has annual hog production capability of 36,000 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Guigang Gangda Hog Farm, located in Guangxi Province, PRC for a purchase price of RMB14,520,000 ($2,076,400 based on the exchange rate at the time of the acquisition). Guangxi Guigang Gangda Hog Farm has annual hog production capability of approximately 12,000 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Guangxi Xingye Guihong Hog Farm, located in Guangxi Province, PRC, for a purchase price of RMB42,500,000 ($6,077,500 based on the exchange rate at the time of the acquisition). Guangxi Xinye Guihong Hog Farm has annual hog production capability of approximately 50,000 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Meilan Hog Farm, located in Hainan Province, PRC, for a purchase price of RMB14,700,000 ($2,102,100 based on the exchange rate at the time of the acquisition). Hainan Haikou Meilan Hog Farm has annual hog production capability of approximately 21,500 hogs.

In April 2008, the Company acquired all of the equity interest, together with all of their assets, including existing rights for land use, pig houses, office buildings, power and water supply facilities, existing inventory of hogs, feed and veterinary drugs, in the Hainan Haikou Wohao Hog Farm, located in Hainan Province, PRC, for a purchase price of RMB15,200,000 ($2,173,600 based on the exchange rate at the time of the acquisition). Hainan Haikou Wohao Hog Farm has annual hog production capability of approximately 20,000 hogs.

In April 2008, the Company acquired ninety percent (60%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangxi Guilin Fuzhi Hog Farm, located in Guangxi Province, PRC, for a purchase price of RMB12,000,000 ($1,716,000 based on the exchange rate at the time of the acquisition). Guangxi Guilin Fuzhi Hog Farm has annual hog production capability of approximately 20,000 hogs.

In April 2008, the Company acquired eighty percent (80%) of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Guangdong Lianjiang Xinfa Hog Farm, located in Guangdong Province, PRC, for a purchase price of RMB11,000,000 ($1,573,000 based on the exchange rate at the time of the acquisition). Guangdong Lianjiang Xinfa Hog Farm has annual hog production capability of approximately 22,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Zhejiang Pinghu Yongxin Hog Farm, located in Zhejiang Province, PRC for a purchase price of RMB10,480,000 ($1,498,600 based on the exchange rate at the time of the acquisition). Zhejiang Pinghu Yongxin Hog Farm has annual hog production capability of approximately 11,000 hogs.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Fengxian Hog Farm, located in Shanghai City, PRC, for a purchase price of RMB35,000,000 ($5,005,000 based on the exchange rate at the time of the acquisition). Shanghai Fengxian Hog Farm has annual hog production capability of approximately 32,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Tuanxi Hog Farm, located in Shanghai, PRC, for a purchase price of RMB7,000,000 ($1,001,000 based on the exchange rate at the time of the acquisition). Shanghai Tuanxi Hog Farm has annual hog production capability of approximately 8,500 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Shanghai Senrong Hog Farm, located in Shanghai, PRC, for a purchase price of RMB30,000,000 ($4,290,000 based on the exchange rate at the time of the acquisition). Shanghai Senrong Hog Farm has annual hog production capability of approximately 30,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Xiamen Muxin Hog Farm, located in Xiamen City, PRC, for a purchase price of RMB29,320,000 ($4,192,800 based on the exchange rate at the time of the acquisition). Fujian Xiamen Muxin Hog Farm has annual hog production capability of approximately 50,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Xiamen Yuanshengtai Food Co.,Ltd., a hog farm located in Fujian Province, PRC, for a purchase price of RMB26,200,000 ($3,746,600 based on the exchange rate at the time of the acquisition). Xiamen Yuanshengtai Food Co. has annual hog production capability of approximately 38,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Fujian Jianhua Hog Farm, located in Fujian Province, PRC, for a purchase price of RMB32,000,000 ($4,576,000 based on the exchange rate at the time of the acquisition). Fujian Jianhua Hog Farm has annual hog production capability of approximately 34,000 hogs.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in Fujian Fengxiang Agribusiness Co., Ltd., a hog farm located in Fujian Province, PRC, for a purchase price of RMB8,100,000 ($1,158,300 based on the exchange rate at the time of the acquisition). Fujian Fengxiang Agribusiness has annual hog production capability of approximately 10,000.

In April 2008, the Company acquired all of the equity interest, as well as the inventory of hogs, feed and veterinary drugs, in the Jiangxi Zhiliang Hog Farm, located in Jiangxi Province, PRC, for a purchase price of RMB8,000,000 ($1,144,000 based on the exchange rate at the time of the acquisition). Jiangxi Zhiliang Hog Farm has annual hog production capability of approximately 10,000 hogs.

In May 2008, the Company acquired all of the equity interest in Nanping Kangda Animal Husbandry Co., Ltd., a hog farm located in Fujian Province, PRC, for a purchase price of RMB5,821,000 ($838,664 based on the exchange rate at the time of the acquisition). Nanping Kangda Animal Husbandry Co., Ltd. has annual hog production capability of approximately 12,000 hogs.

In May 2008, the Company acquired all of the equity interest in Fujian Jianxi Breeder Hog Farm Co., Ltd., a breeder hog farm located in Fujian Province, PRC, for a purchase price of RMB16,338,166 ($2,353,931 based on the exchange rate at the time of the acquisition). Fujian Jianxi Breeder Hog Farm Co., Ltd. has annual hog production capability of approximately 8,000 breeder hogs and 13,000 meat hogs.

In June 2008, the Company acquired all of the equity interest in Shanghai WeiSheng Hog Raising Co., Ltd.(“Shanghai Weisheng”), a hog farm located in Shanghai City, PRC, for a purchase price of RMB12,820,000 ($1.87 million based on the exchange rate at the time of the acquisition). Shanghai Weisheng has annual hog production capability of approximately 15,000 hogs.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

On September 8, 2008, the Company acquired all of the equity interest in a hog farm located in the Fujian Province, PRC, for a purchase price of RMB9,865,000 ($1,441,451 based on the exchange rate at the time of the acquisition). The acquired farm has annual hog production capability of approximately 13,500 hogs, with existing facilities for additional expansion.

In addition on September 8, 2008, the Company acquired the remaining 30% equity interest in Wannian Xiandai Animal Husbandry Limited Liability Co. for a purchase price of RMB6,012,500 ($878,532 based on the exchange rate at the time of the acquisition).

On September 10, 2008, the Company acquired of all of the equity interest in a hog farm located in the Guangxi Province, PRC, for a purchase price of RMB9,256,000 ($1,354,206 based on the exchange rate at the time of the acquisition). This farm has annual hog production capability of approximately 12,500 hogs, with existing facilities for additional expansion.

On September 10, 2008, the Company acquired of all of the equity interest in a hog farm located in the Guangxi Province, PRC, for a purchase price of RMB8,569,000 ($1,253,694 based on the exchange rate at the time of the acquisition). This farm has annual hog production capability of approximately 11,000 hogs, with existing facilities for additional expansion.

On October 28, 2008, the Company, completed the acquisition of all of the equity interest in a commercial producing hog farm located in the Guangxi Province, PRC for a purchase price of RMB7,850,000 ($1,147,913 based on the exchange rate based on the exchange rate at the time of the acquisition).

On October 29, 2008, the Company completed the acquisition of all of the equity interest in a second commercial producing hog farm located in the Guangxi Province, PRC for a purchase price of RMB8,260,000 ($1,207,777 based on the exchange rate on October 29, 2008). These two farms have an aggregate annual hog production capability of approximately 29,000 hogs, with existing facilities for additional expansion.

Acquisition of Feed Company

In June 2008, the Company acquired all of the equity interest in Hainan HopeJia Feed Co., Ltd. ("HopeJia"), located in the Hainan province of the PRC. for a negotiated purchase price of RMB28,600,000 or approximately $4.16 million based on the exchange rate at the time of the acquisition.

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
For the Years Ended December 31, 2009, 2008, and 2007

Acquisition of Lushan Breeder Pig Farm Co., Ltd.

On November 6, 2007, the Company entered into a Stock Purchase Agreement with Lushan Breeder Pig Farm Co., Ltd. (“Lushan”), a Peoples Republic of China company located in HuaLin Town of XingZi County in Jiangxi Province, Peoples Republic of China, Huaping Yang and Hongyun Luo, the holders of ninety percent (90%) of the issued and outstanding capital stock of Lushan. Under the terms of the Stock Purchase Agreement, the Company agreed to purchase 90% of the issued and outstanding capital stock of Lushan from Hongyun Luo for an aggregate purchase price of RMB20,112,020, equivalent to $2,699,600. In addition, under the terms of the Stock Purchase Agreement, the Company assumed RMB4,919,980 equivalent to $660,400 of indebtedness owed by Lushan.  The Company assigned the Shares to Nan Chang Best Animal Husbandry Co., Ltd, its wholly owned subsidiary.  The Company purchased Lushan to expand its operations into the pre-mix fodder blended feed and feed additives for use in the pork husbandry market as well as raising, breeding and the sale of pigs.

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

Note 13 – Subsequent Events

On January 4, 2010, the Company issued a total of 760,000 shares of common stock to certain officers, directors and key employees.  The shares that were issued are restricted with the restrictions lapsing ranging from 1 to 3 years.

On January 10, 2010, AgFeed acquired the remaining 10% equity interest of Lushan for RMB15,682,539 (approximately $2.3 million) and On January 14, 2010, AgFeed acquired the remaining 20% equity interest of Lianjiang for RMB1,200,000 (approximately $175,200). Following completion of these transactions, AgFeed owns 100% of all of its 29 meat producing hog farms.

AgFeed Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

The Company has begun a strategic internal reorganization of its corporate structure to more efficiently align its business platforms in order to maximize the results of its anticipated growth in the Chinese hog and animal nutrients markets. The Company believes that the development of two strong, parallel business operations is a key to its continued growth in 2010 and beyond. The Company announced on February 9, 2009 the proposed sale of a maximum of 20% of its animal nutrients feed subsidiary via a listing and initial public offering ("IPO") of the subsidiary's common stock. The IPO is anticipated to raise $20-25 million and will be effected through the filing of a registration statement with the SEC that the SEC must declare effective before any common stock sales may occur.

Note 14 – Selected Quarterly Data (unaudited)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net Revenue	$33,429,274	$38,527,770	$45,115,442	$56,130,785
Gross Profit	$5,803,405	$5,221,659	$7,561,164	$8,048,927
Income from operation	$3,182,366	$2,261,797	$3,711,745	$3,436,180
Other income (expense)	$98,498	$(756,032)	$(523,719)	$(88,933)
Net income	$3,018,840	$1,226,252	$2,896,341	$3,206,933
Earnings per shares (basic)	$0.08	$0.03	$0.07	$0.07

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net Revenue	$12,147,084	$35,635,327	$49,426,274	$46,452,800
Gross Profit	$3,432,961	$11,034,825	$12,302,216	$7,666,918
Income from operation	$1,725,118	$8,772,157	$9,310,399	$4,933,257
Other income (expense)	$(515,511)	$(4,566,771)	$(828,031)	$(873,062)
Net income	$919,297	$3,921,513	$8,216,155	$3,891,850
Earnings per shares (basic)	$0.03	$0.12	$0.25	$0.13

Note 15 – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End
	of Year	Expenses	Reserves	of Year
Years Ended December 31,

2007	$49,845	$146,517	$4,865	$191,497
2008	191,497	201,309	127,607	520,413
2009	520,413	196,005	300,653	415,765

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2010.

AgFeed Industries Inc.

By:	/s/ Junhong Xiong
Junhong Xiong
Chief Executive Officer, President,
Director and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of AgFeed and in the capacities and on the dates indicated.  The undersigned hereby appoints Songyan Li and Junhong Xiong, each with full power of substitution, as his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of AgFeed Industries, Inc. on Form 10-K for the year ended December 31, 2009 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Junhong Xiong	Director, President, Chief Executive Officer and Vice Chairman	March 8, 2010
Junhong Xiong

/s/ Selina Jin	Chief Financial Officer and Chief Accounting Officer	March 8, 2010
Selina Jin

/s/ Songyan Li	Chairman of the Board and Director	March 8, 2010
Songyan Li

/s/ Lixiang Zhang	Director	March 8, 2010
Lixiang Zhang

/s/ K. Ivan F. Gothner	Director	March 8, 2010
K. Ivan F. Gothner

/s/ Arnold Staloff	Director	March 8, 2010
Arnold Staloff

EXHIBIT INDEX

Exhibit No.	Description

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

10.10
Equity Securities Purchase Agreement, dated February 25, 2008, by and among Agfeed and the certain investors listed on the Exhibit A to such Equity Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.11
Securities Purchase Agreement, dated April 16, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.13 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 22, 2008)

10.12
Securities Purchase Agreement, dated April 22, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.14 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 29, 2008)

10.13
Securities Purchase Agreement, dated April 22, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.15 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 29, 2008)

10.14
Employment Agreement, dated as of the 19th day of August, 2008, by and between Nanchang Best Animal Husbandry Co., Ltd. and Gerard Daignault (incorporated by reference to Exhibit 10.16 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on August 20, 2008)

10.15
AgFeed Industries, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Appendix A of AgFeed's Definitive Proxy Statement filed with the SEC on April 29, 2008 (Commission File No. 001-33674))

10.16
Securities Purchase Agreement, dated as of December 28, 2008, by and between AgFeed and each of certain Investors (incorporated by reference to Exhibit 10.18 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on January 9, 2009)

10.17
Form of Common Stock Purchase Warrant, dated December 31, 2008 (incorporated by reference to Exhibit 10.19 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on January 9, 2009)

10.18
Employment Agreement between AgFeed and Selina Jin (incorporated by references to Exhibit 10.18 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 17, 2009)

10.19
Securities Purchase Agreement, dated May 6, 2009, between AgFeed and each of certain Investors (incorporated by reference to Exhibit 10.01 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 12, 2009)

10.20
Registration Rights Agreement between AgFeed Industries, Inc. and each of certain Investors (incorporated by reference to Exhibit 10.02 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 12, 2009)

10.21	Form of Warrant dated May 2009 (incorporated by reference to Exhibit 10.02 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 12,2 009)

10.22
Employment Agreement by and between Nanchang Best Animal Husbandry Co., Ltd. and Songyan Li dated June 25, 2009 (incorporated by reference to Exhibit 10.18 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on July 8, 2009)

10.23
Employment Agreement by and between Nanchang Best Animal Husbandry Co., Ltd. and Junhong Xiong dated June 25, 2009 (incorporated by reference to Exhibit 10.18 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on July 8, 2009)

10.24
Equity Credit Agreement by and between AgFeed and Southridge Partners II, LP, dated September 9, 2009 (incorporated by reference to Exhibit 10.20 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 10, 2009)

10.25
Registration Rights Agreement between AgFeed and Southridge Partners II, LP, dated September 9, 2009 (incorporated by reference to Exhibit 10.21 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 10, 2009)

10.26
Form of Common Stock Purchase Warrant, dated September 2009 (incorporated by reference to Exhibit 10.22 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 10, 2009)

10.27
Shareholders Agreement of Hypor Agfeed Breeding Company Inc., dated as of December 11, 2009 (incorporated by reference to Exhibit 10.23 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 17, 2009)

10.28
Production and Distribution Agreement by and among Hypor B.V, AgFeed, and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.24 of AgFeed's Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 17, 2009)

10.29
Facilities Lease Agreement between AgFeed and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.25 of AgFeed's Current report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 17, 2009)

10.30
Intra Group Loan Agreement between AgFeed and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.26 of AgFeed's Current report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 17, 2009)

10.31
Intra Group Loan Agreement between Hypor B.V. and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.27 of AgFeed's Current report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 17, 2009)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (included in signature page)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.