Form 10-K/A
period 2009-12-31
Agfeed Industries, Inc
filed 2010-04-30
CIK 1331427

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes ☐         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

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

Documents Incorporated by Reference:  None

TABLE OF CONTENTS
		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions, Director Independence	16
Item 14.	Principal Accounting Fees and Services	17

PART IV

Item 15.	Exhibits and Financial Statement Schedules	18

SIGNATURES

EXHIBITS

i

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) for AgFeed Industries, Inc. was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2010. This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference of AgFeed's 2010 Annual Meeting Proxy Statement into Part III of the Original Filing has been deleted, and Items 10 through 14 and 15(a)(3) of the Original Filing have been amended and restated in their entirety. Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing. Except as expressly set forth in this Amendment, the Original Filing has not been amended, updated or otherwise modified.

ii

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Listed below is certain biographical information concerning our directors and executive officers as of April 30, 2010.  In addition, we briefly describe the particular experience, qualifications, attributes or skills that led our board of directors to conclude that each named director should serve as a director of AgFeed.

Board of Directors

Songyan Li , Ph.D.	43
Dr. Li has served as our executive chairman and as chairman of our board of directors since December 2006,  In addition, Dr. Li has served as our chief technology officer since April 2009. Dr. Li served as chairman of the boards of Nanchang Best and Shanghai Best from July 2004 to December 2006. As one of the original founders of Nanchang Best, Mr. Li served as the manager of the Technical Research and Development Department of Nanchang Best from 1995 to July 2004. Prior to that, he worked as the technical manager in Guangxi Peter Hand Premix Feed Company, a Chinese subsidiary of global animal nutrition conglomerate Provimi S.A., from 1991 to 1994. He received his Ph.D. in animal nutrition from Nanjing Agricultural University in 2004.  We believe  Dr. Li’s demonstrated success as executive chairman of AgFeed and his expertise in animal continue to be valuable to our board of directors.

K. Ivan F. Gothner	51
Mr. Gothner joined our board of directors in December 2009. Mr. Gothner has been managing director and founder of Adirondack Partners, LLC, a private merchant-banking firm that focuses on serving small and mid-size growth companies, since 1993.  He has been active as a merchant banker focusing on small and mid-size growth companies for his entire career. His work has focused on companies experiencing rapid growth as a result of introducing new technologies and products or by entering new markets. Prior to founding Adirondack Partners, Mr. Gothner was senior vice president of Barclays Bank from 1990 to 1992, responsible for establishing an investment banking unit to serve small and mid-sized companies.  Mr. Gothner joined Kleinwort Benson Limited in 1986 and from 1987 to 1990, he served as a senior vice president of the firm and general manager of the KB Mezzanine Fund, L.P., a specialized fund which invested in the equity and junior capital of small and mid-sized businesses.  Currently, Mr. Gothner serves on the board of directors of ArtID, LLC, a private company providing online exhibition space to artists, Covenant Group of China Inc., a publicly traded company engaged in the business of acquiring equity interests in private companies based and operating in China, and Best Buddies of Massachusetts.  Mr. Gothner received a bachelor of arts degree in political science and economics from Columbia College and a M.I.A. from Columbia University’s School of International Affairs in international economic policy and finance.  Mr. Gothner was a director of Global Maltrechs, Inc., a public company, which markets software applications and web and application development services until 2008. With 28 years of investment banking experience, we believe that Mr. Gothner has developed the financial expertise we require of our audit committee chairman and insight regarding strategic planning, which will continue to be relevant to the board’s oversight of AgFeed’s successful integration of its acquired subsidiaries.

Arnold Staloff	65
Mr. Staloff joined our board of directors in November 2007. From December 2005 to May 2007, Mr. Staloff served as chairman of the board of SFB Market Systems, Inc., a New Jersey-based company that provides technology solutions for the management and generation of options series data. From March 2003 to December 2005, Mr. Staloff was an independent consultant. From June 1990 to March 2003, Mr. Staloff served as president and chief executive officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. Mr. Staloff served as a director for Lehman Brothers Derivative Products Inc. from 1994 until October 2008.  Mr. Staloff serves on the boards of directors of two Nasdaq listed companies with operations based in China:  Shiner International, Inc., an anti-counterfeit plastic film manufacturer since 2007, and SmartHeat Inc., a designer, manufacturer and seller of clean technology plate heat exchangers and related systems since 2008. Mr. Staloff’s financial acumen and familiarity with public company governance issues and Chinese business practices remain valuable to the board and its committees.

Junhong Xiong	39
Mr. Xiong joined our board of directors in November 2006 and has served as our chief executive officer and vice chairman since that time. Mr. Xiong has also served as chief executive officer of Nanchang Best since its founding in 1995. Prior to that, Mr. Xiong worked for Guangzhou Huashi Animal Nutritionals Company as a sales representative, sales manager, and head of marketing from 1993 to 1995. He was a technician at the Chongming Progressing Farm Company in Shanghai from 1992 to 1993. Mr. Xiong graduated with a bachelor’s degree from Animal Husbandry & Veterinary College in Jiangxi Agricultural University in 1992.  Mr. Xiong’s participation on the board provides expertise in hog and feed production.  In addition, Mr. Xiong, as chief executive officer, is more closely connected to AgFeed’s day-to-day operations, so as a member of the board, he helps ensure that the board has sufficient information regarding the risks facing AgFeed’s operations.

Lixiang Zhang, Ph.D.	43
Dr. Zhang joined our board of directors in May 2007. Dr. Zhang is a leading expert in animal nutritional science and management consulting in China. Dr. Zhang is a professor of agricultural management and has served as the assistant dean of the College of Agricultural Development at Renmin University of China since July 2003. In 2006, Dr. Zhang was awarded the title of Excellent Teacher by Renmin University. In 2005, he was named a Top Ten Enterprise Strategist by the Chinese government. In 2004, Dr. Zhang was named a Top Ten Best Management Consulting Expert by the Chinese Government. In 2002, he was awarded the top prize for Innovative Management Science by the Chinese Ministry of Commerce. Dr. Zhang has authored over 60 books and articles on the topics of agricultural science and management science. He has conducted management training programs for global companies including SONY, Panasonic, General Motors, Motorola, China Life Insurance, China Telecom among others. Dr. Zhang received a Ph.D. in Management Science from Renmin University in 2003.  Mr. Zhang’s strategic planning and animal nutrition expertise helps ensure that the board can effectively monitor AgFeed’s research and development activities and the  integration of its acquired subsidiaries.

Named Executive Officers (Non-Directors)
Selina Jin	35
Ms. Jin was appointed our chief financial officer on April 15, 2009. Ms. Jin joined AgFeed as its assistant chief financial officer in June 2008. Prior to joining AgFeed, Ms. Jin was employed as chief financial officer of Changsha Zhan Hong Energy Chemical Co. Ltd. from 2004 to 2006.  From 2003 to 2004, Ms. Jin was assistant chief executive officer at Citia International Ltd. N. Z., Ms. Jin was an assistant professor in the Business School of Central South University from 1997 to 2003. Ms. Jin received her bachelor’s degree in accounting from Hunan University in 1997 and her M.B.A. in finance and accounting from Shanghai University of Finance and Economics in 2008.  Ms. Jin is a member of the China Association of Chief Financial Officers and the Institute of Management Accountants and the International Financial Management Association.

Gerard Daignault	51
Mr. Daignault has served as our chief operating officer since August 2008.  Prior to joining AgFeed, Mr. Daignault served as founder and managing director of Spectrum Agribusiness LLC from October 2007 until August 2008. Prior to founding Spectrum Agribusiness, Mr. Daignault served as chief financial officer and director of finance for PIC North America, Inc., an international leader in providing genetically superior pig breeding stock and technical support for maximizing genetic potential to the global pork chain, from May 2004 to October 2007 through the acquisition by Genus PLC of Sygen PLC (parent company of PIC North America, Inc.) in December 2005. During his over 27 year career, Mr. Daignault has held a number of financial and managerial positions including 18 years at the chief financial officer level for domestic and international agribusiness, including Purina Mills LLC, PMAG Products (a subsidiary of Tate & Lyle, N.A.), and Newsham Hybrid Genetics. He received a bachelor’s degree in finance and accounting from the University of Missouri in 1979.

In addition to our current executive officers listed above, Mr. Liangfan Yan, 56 served as our chief financial officer from 2006 to April 15, 2009. As of April 15, 2009, Mr. Yan became AgFeed's internal controller.  Mr. Yan has almost two decades of accounting and auditing experience.  Prior to joining AgFeed, Mr. Yan served as financial controller for the New Hope Group, China's largest animal nutrition company with almost $2 billion in annual sales from 2001 to 2006. Prior to position with New Hope, he was a senior manager at a major accounting firm in Chengdu, China. Mr. Yan is a registered C.P.A. and holds a bachelor of arts degree in accounting from the Correspondence College of Economics in Beijing.

 Our directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified. Our executive officers are appointed annually by the board of directors, at a meeting of the board of directors following our annual meeting or shareholders, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the board. Messrs. Gothner and Staloff and Dr. Zhang qualify as “independent” directors within the meaning of Nasdaq Rule 5605(a)(2).

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

All of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are non-employee directors and independent within the meaning of Nasdaq listing standards.  Our board of directors has appointed the following members to the following designated committees:

Audit	Messrs. Gothner and Staloff and Dr. Zhang, with Mr. Gothner as Chairman.

Compensation:	Messrs. Gothner and Staloff and Dr. Zhang, with Mr. Gothner as Chairman.

Nominating and Corporate Governance:	Messrs. Gothner and Staloff and Dr. Zhang, with Mr. Staloff as Chairman.

Audit Committee Financial Expert

The board of directors has an audit committee, which is comprised of Dr. Zhang and Messrs. Gothner and Staloff. The board has examined the composition of the audit committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Securities Exchange Act of 1934 ("Exchange Act") applicable to audit committees. Based upon this examination, the board of directors has determined that each of the audit committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Mr. Staloff qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Procedure for Shareholder Nominations of Directors

Nominations for the election of directors may only be made by the board of directors in consultation with its nominating and corporate governance committee. A shareholder of record may recommend to the committee a candidate for consideration as a nominee. The committee will consider a shareholder nominee only if a shareholder provides written notice to: AgFeed Industries, Inc., Suite A1001-1002, Tower 16, Hengmao International Center, Nanchang, Jiangxi Province, China 330003, Attention:  Corporate Secretary for the Nominating and Corporate Governance Committee, with a copy to our counsel, William W. Uchimoto, Esq., Stevens & Lee P.C., 1818 Market Street, 29th Floor, Philadelphia, PA 19103-1702.

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

Nominees properly proposed by eligible shareholders will be evaluated by the committee in the same manner as nominees identified by the nominating and corporate governance committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of our common stock to file reports of their ownership and changes in ownership of our equity securities with the SEC. The reporting persons are required by SEC regulation to furnish us with copies of all Section 16 reports they file. Based on a review of the copies of such forms furnished to us and other written representations that no other reports were required during the year ended December 31, 2009, we believe our directors, executive officers and greater than ten percent beneficial owners timely filed all  Section 16(a) reports required during the year.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation paid to our named executive officers in 2009 as well as the objectives and material factors underlying our compensation policies and decisions for these executive officers.

The compensation committee (for purposes of this CD&A, the “Committee”) of the board of directors has responsibility for establishing, implementing and monitoring adherence with AgFeed's compensation philosophy. The Committee ensures that the total compensation paid to our “named executive officers” is fair, reasonable and competitive. Our chairman reviews and revises individual compensation and presents his recommendations to the Committee for its ultimate review and approval.  The chairman participates in Committee meetings to assist the Committee with its understanding of the market in the People’s Republic of China (“PRC”).  Neither the chairman nor our chief executive officer is involved in decisions relating to their respective compensation.

The information in this CD&A explains how the Committee made its compensation decisions for our named executives in 2009. For 2009, our named executive officers were: our executive chairman, Dr. Songyan Li; our chief executive officer and vice chairman, Mr. Junhong Xiong; our chief financial officer, Ms. Selina Jin; and our next two most highly compensated executive officers - our chief operating officer, Mr. Gerard Daignault and our former chief financial officer, Mr. Liangfan Yan, who remains AgFeed’s internal controller.

Compensation Philosophy and Objectives of Our Executive Compensation Program

We maintain the philosophy that determination of compensation for our named executive officers is based on the primary goal of maximizing corporate performance and thereby creating value for you, our shareholders. To achieve this goal we have designed our executive compensation program to achieve the following objectives:

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

•
Align the interests of our executives with those of our shareholders — Equity-based awards can be an effective means of aligning an executive’s financial interests with those of our shareholders by providing value to the executive only if the market price of our stock increases.

2009 Executive Compensation Components

With this in mind, we have created a compensation package designed to reward individual performance based on our short-term and long-term performance and how this performance links to our corporate strategy.  The components of our total compensation for executive officers, including our named executives, are as follows:

Rewarding Short-Term Performance

•	Salary - the fixed amount of compensation for performing day-to-day responsibilities.

Base salaries are intended to provide a minimum level of compensation sufficient to attract and retain an effective management team when considered in combination with the performance-based and other components of our executive compensation program. Base salaries for our named executive officers are determined not only on the basis of the Committee’s assessment of individual performance, but also on the total compensation paid to persons holding equivalent positions by companies in the PRC engaged in similar businesses.

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

The base salaries for Dr. Li, Ms. Jin and Messrs. Xiong and Daignault are set forth in their employment agreements with AgFeed or Nanchang Best Animal Husbandry Co., Ltd., a subsidiary of AgFeed ("Nanchang Best").  Mr. Daignault’s salary was determined in negotiations between AgFeed and Mr. Daignault and is a key term of his employment agreement.  His base salary was determined in relation to his significant years of experience and the extent of his knowledge of the hog production business in both the United States and China.

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

Bonuses paid to our named executive officers are determined by the Committee based on its subjective evaluation of each executive's performance with input from Dr. Li.  Based on Dr. Li's evaluation of each executive's performance during the year, together with the Committee's evaluation of each executive's performance, the executive's relative contribution to our overall performance and the executive's response to unplanned or unforeseen events (i.e., the economic downturn, decreases in the cost of hogs and increased in the cost of certain raw materials), the Committee determines the bonus awards to be paid to the executives.  The Committee places significant emphasis on our financial and strategic performance, the execution and integration of our business acquisitions during the year and the adherence of our executives to our established governance policies.

Rewarding Long-Term Performance

Long-Term Equity Incentive Awards - may be granted to retain executives, build executive ownership and align compensation with the achievement of our long-term financial goals, creating shareholder value and achieving strategic objectives as measured over multi-year periods.

Executives are eligible for equity awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance grants under the AgFeed Industries, Inc. 2008 Long-Term Incentive Plan. Awards are made at the discretion of the Committee. The number of shares awarded to any individual depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may make to shareholder value over time. In addition, in determining the number of stock options, stock appreciation rights, restricted shares, restricted stock units or performance shares to grant to each executive, the Committee reviews the current ownership interest of each executive to determine the whether or not an additional grant will incentivize that individual to make a long term commitment to remain with AgFeed. By giving executives an equity interest in AgFeed, the value of which depends upon stock performance, we seek to further align management and shareholder interests. During 2009, with the exception of a stock option awarded Ms. Jin upon his appointment as our chief financial officer, we did not grant any equity awards to our named officers.

On January 4, 2010, we granted each of our named executive officers restricted stock awards under AgFeed's 2008 Long-Term Incentive Plan.  Dr. Li, Ms. Jin, and Messrs. Xiong and Daignault each received 60,000, 20,000, 50,000, and 50,000, shares of our restricted common stock, respectively.  Of this award, 80% of the restricted shares will vest on the first anniversary of the grant date, and 10% will vest on the second and third anniversaries of the grant date thereafter.

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

Tax and Accounting Implications

•
Deductibility of Executive Compensation - Pursuant to Section 162(m) of the Internal Revenue Code, compensation in excess of $1 million paid to named executives is not deductible by us, subject to certain exceptions. The Committee has considered the effect of Section 162(m) of the Code on our executive compensation and we believe that the compensation paid to our named executive officers generally is fully deductible for federal income tax purposes.

•
Accounting for Share-Based Compensation - We account for share-based compensation in accordance with the requirements of FASB ASC Topic 718. The Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of the company’s compensation policy.

Employment and Severance Agreements

With the exception of Mr. Yan, we maintain written employment or severance agreements (including any that might pertain to a "change-in-control of AgFeed) with our named executive officers.  The provisions of the agreements with these officers are very similar although the base salary and severance terms vary depending on such executive’s position with the AgFeed.  We believe that these agreements help us retain and attract talented executives.  Their employment agreements are more fully discussed in the "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table" and the "Potential Payments Upon Termination or Change-in-Control" sections of this document.

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

K. Ivan F. Gothner, Chairman
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

Compensation Committee Interlocks and Insider Participation

During fiscal 2009 and as of the date of this proxy statement, none of the members of the compensation committee was or is an officer or employee of AgFeed, and no executive officer of AgFeed served or serves on the compensation committee or board of any company that employed or employs any member of AgFeed's compensation committee or board of directors.

Summary Compensation Table

The following table shows the compensation of each of our named executive officers for the year ended December 31, 2009.

						Non-Equity	Change in Pension Value and Nonqualified
			Stock	Option		Incentive Plan	Deferred	All Other
Name and Principal Position	Year	Salary ($)(1)	Awards ($)(2)	Awards ($)(2)	Bonus ($) (1)	Compensation ($)	Compensation Earnings ($)	Compensation ($)	Total ($)
Junhong Xiong,	2009	36,000	—	—	—	—	—	—	36,000
Chief Executive Officer and	2008	12,700	—	—	40,000	—	—	—	52,700
Vice Chairman	2007	13,000	—	—	5,000	—	—	—	18,000

Selina Jin, (3)	2009	17,592	—	78,271	—	—	—	—	95,863
Chief Financial Officer

Gerard Daignault, (4)	2009	216,000	—	—	—	—	—	—	216,000
Chief Operating Officer	2008	72,000	—	591,261	22,500	—	—	—	685,761

Songyan Li,	2009	42,000	—	—	—	—	—	—	42,000
Executive	2008	11,600	—	—	60,000	—	—	—	71,600
Chairman	2007	20,000	—	—	0	—	—	—	20,000

Liangfan Yan, (5)	2009	11,000	—	—	—	—	—	—	11,000
Internal	2008	11,000	—	—	10,000	—	—	—	21,000
Controller	2007	11,000	—	—	5,000	—	—	—	16,000

(1)
The salary and bonus for each of the named executives, except Mr. Daignault, was calculated and/or paid in RMB.  The amounts in the foregoing table represent the US dollar equivalent based on a conversion rate of RMB1 = $0.1466 at December 31, 2009 and December 31, 2008 and RMB1 = $0.137088 at December 31, 2007.

(2)
The aggregate fair value of the stock option awards were calculated as of the grant date utilizing the  Black-Scholes option-pricing model and in accordance with FASB ASC Topic 718. The assumptions used in the Black-Scholes option-pricing model are disclosed in AgFeed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 8, 2010.  Mr. Daignault and Ms. Jin received their option grant in connection with the employment agreements they signed upon becoming the chief operating officer and chief financial officer of AgFeed, respectively.

(3)	Ms. Jin became our chief financial officer on April 15, 2009.

(4)	Mr. Daignault joined AgFeed as its chief operating officer in August 19, 2008.

(5)	Mr. Yan served as our chief financial officer until April 15, 2009. Mr. Yan remains AgFeed's internal controller.

Grants of Plan-Based Awards

The following table provides information on grants of plan-based awards in the year ended December 31, 2009 to each of our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards:	All Other Option Awards:		Grant Date
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stocks or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Fair Value of Stock and Option Awards ($)(1)

Junhong Xiong	—	—	—	—	—	—	—	—	—	—	—
Selina Jin	4/17/2009	—	—	—	30,000	—	—	—	—	3.30	—
Gerald Daignault	—	—	—	—	—	—	—	—	—	—	—
Songyan Li	—	—	—	—	—	—	—	—	—	—	—
Liangfan Yan	—	—	—	—	—	—	—	—	—	—	—

(1)
The aggregate fair value of the stock option awards were calculated as of the grant date utilizing the  Black-Scholes option-pricing model and in accordance with FASB ASC Topic 718. The assumptions used in the Black-Scholes option-pricing model are disclosed in AgFeed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and filed on March 8, 2010.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.

For 2009, the only compensation earned by our named executives was their salary and the stock option award received by Ms. Jin in connection with her becoming our chief financial officer in April 2009.  In the future, the named executive officers may be eligible to receive other forms of compensation.  However, in 2009, Dr. Li and Mr. Xiong entered into employment agreements with Nanchang Best on June 25, 2009 and Ms. Jin entered into an employment agreement with AgFeed on April 15, 2009, as Mr. Daignault had upon his appointment as chief operating officer on August 19, 2008 with Nanchang Best.   Mr. Yan does not have an employment agreement with us.

The initial term of each employment agreement is three years.  The agreement term automatically renews for successive biennial terms unless terminated in advance of the end of the initial term or any renewal term.

Each agreement sets forth the following: (i) the executive’s initial annual base salary, (ii) a potential bonus, (iii)  vacation time, and (iv) reimbursement of pre-approved business expenses.  In addition, Mr. Daignault is entitled to living expenses while traveling in the People's Republic of China.   The annual base salary for each Messrs. Xiong and Daignault, and Dr. Li and Ms. Jin are: $36,000, $216,000, $42,000, and RMB120,000, respectively.  The compensation committee may in their discretion increase or decrease these base salary amounts after one year.

In the event of the executive’s termination without "cause," or in the event of death or disability or a "constructive termination," the employment agreements provide a lump-sum  severance amount commensurate with the length of his service and/or position.  See “Potential Payments upon Termination or Change-in-Control” below.

Additionally, Mr. Daignault was granted a stock option under his employment agreement to acquire 100,000 shares of AgFeed's common stock, par value $0.001 per share, under AgFeed's 2008 Long-Term Incentive Plan, which vest in two installments: 66,667 shares vesting on the second anniversary of the grant date and 33,333 shares vesting on the third anniversary of the grant date, provided that Mr. Daignault remains employed by AgFeed on such vesting dates.  Mr. Daignault’s stock options have an exercise price of $9.32 per share and an expiration date of September 25, 2013.  Pursuant to her employment agreement, Ms. Jin was granted a stock option to acquire 30,000 shares of AgFeed’s common stock under AgFeed's 2008 Long-Term Incentive Plan.  Ms. Jin’s options vests ratably at 10,000 options per year beginning on April 17, 2010.  Ms. Jin’s options have an exercise price of $3.30 per share and expire on April 17, 2014.

 Outstanding Equity Awards at December 31, 2009

The following table sets forth certain information with regard to all unexercised options and other unvested stock or equity plan awards held by our named executive officers at December 31, 2009.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Junhong Xiong	—	—	—	—	—	—	—	—	—
Selina Jin	—	—	30,000	3.30	4/17/2014	—	—	—	—
Gerald Daignault	—	—	100,000	9.32	9/25/2013	—	—	—	—
Songyan Li	—	—	—	—	—	—	—	—	—
Liangfan Yan	—	—	—	—	—	—	—	—	—

 Option Exercises and Stock Vested Table.

There were no exercises of stock options by, or stock awards vested for, the named executive officers in the year ended December 31, 2009.

Pension Benefits

We do not provided our named executive officers defined benefit plan in connection with their retirement.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not provide our named executive officers any compensation pursuant to a nonqualified plan.

Potential Payments upon Termination or Change-in-Control

In the event of our named executive’s termination without "cause," or in the event of death or disability or a "constructive termination," they will be entitled to receive a lump sum severance amount as follows:

Songyan Li	Junhong Xiong	Selina Jin	Gerald Daignault
$250,000	$200,000
o      $3,000, if such termination or constructive termination occurs on or before April 15, 2010;
o      $6,500, if such termination or constructive termination occurs after April 15, 2010 but on or before April 15, 2011; or
o      $10,000, if such termination or constructive termination occurs after April 15, 2012

o      $60,000, if such termination or constructive termination occurs after August 19, 2009 but on or before August 19, 2010; or
o      $100,000, if such termination or constructive termination occurs after August 19, 2010.

Additionally, in the event of Mr. Daignault's or Ms. Jin’s termination without cause, or in the event of their death or disability or a constructive termination, the options granted to them shall vest immediately and may be exercised in full or in part within one (1) year from the date of termination, death or disability, or constructive termination.

In the event that the executive voluntarily terminates his or her employment, or if AgFeed or Nanchang Best, as applicable, terminates the executive’s employment for "cause", such executive shall not be entitled to any severance payment.  The effect of any other termination on options granted to Mr. Daignault  and Ms. Jin shall be the immediate cancellation and forfeiture of any unexercised portion of the option (whether or not vested).

"Cause" has been defined to mean (1) a refusal, failure, or inability to perform any reasonable assigned duties; (2) a material breach or violation of the employment agreement; (3) conduct by the executive that constitutes gross negligence or willful misconduct; (4) material failure to follow AgFeed's policies, directives, or orders applicable to AgFeed employees holding comparable positions; (5) intentional destruction or theft of AgFeed property or falsifications of AgFeed documents; (6) conviction of a felony or any crime involving moral turpitude or a misdemeanor where imprisonment in excess of fifteen (15) days is imposed; or (7) violation of AgFeed's code of conduct.

"Constructive termination" has been defined to mean: (1) material reduction of the scope of the executive’s duties for forty (40) consecutive "business days," (2) a material reduction in the executive’s base salary, or (3) the continued assignment to the executive of any duties materially inconsistent with the level of his position; provided that none of the foregoing events shall be deemed to result in a constructive termination if the executive consents to such events or if such events are the result of actions of AgFeed (or Nanchang Best, as applicable) or its board of directors that are otherwise applicable to all of our officers.

A "business day" has been defined to mean any day other than a Saturday, Sunday or legal holiday, or a day on which commercial banks in Beijing, China are authorized or required by law to close.

Based on the foregoing analysis, in the event that the each of the following executives’ employment was terminated as of December 31, 2009, the executives would be entitled to the payments described below.  Options which vest upon a termination event would remain exercisable until December 31, 2010.

	Songyan Li	Junhong Xiong	Selina Jin	Gerald Daignault
Termination without cause	$250,000	$200,000	$3,000 plus vesting of 30,000 stock options	$60,000 plus vesting of 100,000 stock options

Termination as a result of the executive’s death or disability	$250,000	$200,000	$3,000 plus vesting of 30,000 stock options	$60,000 plus vesting of 100,000 stock options

Constructive Termination	$250,000	$200,000	$3,000 plus vesting of 30,000 stock options	$60,000 plus vesting of 100,000 stock options

Voluntary termination by employee	$0	$0	$0 plus unvested options cancelled and forfeited	$0 plus unvested options cancelled and forfeited

Termination for Cause	$0	$0	$0 plus unvested options cancelled and forfeited	$0 plus unvested options cancelled and forfeited

Pursuant to the employment agreements, each of the executives has agreed that for a period of twelve (12) months following his or her termination, the executive will not, and will not assist anyone else to, directly or indirectly solicit or induce any of AgFeed’s employees to terminate their employment with AgFeed or divert, interfere with or take away from AgFeed any person, company or entity which, within the six month period immediately preceding the executive’s termination date, was an investor, customer, client, supplier, business partner, prime contractor, subcontractor, employee or independent contractor of AgFeed.

 For a period of twelve (12) months after the termination date, each of the executives agreed  that he or she will not, directly or indirectly, as an equity owner, director, employee, consultant, lender, agent or in any other capacity, (1) engage or participate in, or have any interest in any corporation, entity or other person that engages or participates in any actual, contemplated, or proposed business or activity engaged or participated in by AgFeed or their subsidiaries on the executive’s  termination date, or (2) engages or participate in, or have an interest in any corporation, entity or other person that participates in a merger, acquisition or consolidation with AgFeed or any of their subsidiaries.

Director Compensation

The following table provides information concerning the compensation of our non-executive directors accrued for the period ended December 31, 2009.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

K. Ivan F. Gothner (1)	15,000	—	—	—	—	—	15,000
Fredric Rittereiser (2)	50,000	—	—	—	—	—	50,000
Arnold Staloff	86,000	—	—	—	—	—	86,000
Lixiang Zhang (3)	14,622	—	—	—	—	—	14,622

(1)	Mr. Gothner became a director of AgFeed on December 14, 2009.
(2)	Mr. Rittereiser retired on December 14, 2009.
(3)	Dr. Zhang received annual base compensation in Chinese Yuan Renminbi (RMB) of RMB100,000. Based on a conversion rate of RMB1 = $0.1466 at December 31, 2009, this was approximately $14,662 for 2009.

Narrative to Director Compensation Table.

Our executive chairman and chief executive officer do not receive any compensation for serving on the board of directors.  For 2009, our board paid the following annual compensation to our independent directors.  Mr. Rittereiser received a $50,000 cash retainer for the year, paid in equal quarterly installments.  Mr. Staloff received a $86,000 cash retainer for the year, paid in equal quarterly installments.  Dr. Zhang received a RMB100,000 cash retainer for the year, paid in equal quarterly installments.

Our board has agreed to pay the following annual compensation to our independent directors for 2010.  Mr. Gotnher is entitled to receive an $80,000 annual cash retainer, paid in equal quarterly installments.  Mr. Staloff is entitled to receive a $44,000 annual cash retainer, paid in equal quarterly installments.  Dr. Zhang is entitled to receive an RMB100,000 annual cash retainer, paid in equal quarterly installments.

Each of the independent directors has abstained from discussions of, and voting on, the setting of his individual compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. At the close of business on April 26, 2010, we had 45,053,263 shares of common stock outstanding.  In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of April 26, 2010 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The table below sets forth information, as of April 26, 2010, concerning each person that is known to us to be the beneficial owner of more than 5% of AgFeed’s common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

5% Shareholders

JunQing Xiong (1) No. 107 Wulonnang, Floor 4 Zhang Gong Qu Guangzhou, China 341000	4,752,152	10.55%

HAP Trading, LLC(2) 33 Whitehall Street, 6th Floor New York City, New York 10004	5,744,895	12.75%

(1)
This information is derived from Amendment No. 1 to Schedule 13D filed jointly by Messrs. JunQing Xiong and Junhong Xiong, our chief executive officer, on January 5, 2009.  Mr. JunQing Xiong has sole voting and dispositive power with respect to 716,078 of these shares.  Under the terms of an Irrevocable Proxy, dated December 2, 2008, Mr. Junhong Xiong maintains sole voting and dispositive power with respect to the remaining 4,036,074 shares that were gifted to JunQing Xiong until December 2, 2011.  All 4,752,152 were also the subject of a Lock-Up Agreement with AgFeed which expired on October 6, 2009.

(2)
This information is derived from the Form 4 filed by HAP Trading, LLC on February 24, 2010.  The shares reported include an American Call Option representing 1,170,000 common stock shares and an American Put Option representing 390,000 common stock shares, which both expire on May 21, 2010.

Security Ownership of Management

The table below sets forth information, as of April 26, 2010, concerning each of our named executive officers; each director; and all of the directors and executive officers as a group.

Name of Named Executive Officer or Director	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers

Junhong Xiong (1)	4,086,074	9.07%

Selina Jin (2)	30,000	*

Gerard Daignault (3)	50,200	*

Songyan Li (4)	1,826,328	4.05%

Lingfang Yan (5)	20,000	*

Non-Executive Directors

K. Ivan F. Gothner	0	—

Arnold Staloff (6)	67,666	*

Lixiang Zhang(7)	10,000	—

All officers and directors as a group (8 persons)	6,090,268	13.52%
*	Less than 1 percent

(1)
See footnote (1) to the “Security Ownership of Certain Beneficial Owners” above.  The shares reported include 50,000 restricted stock shares granted to Mr. Xiong on January 4, 2010 for which he may vote but are not vested.  80% of the restricted stock award will vest on the first anniversary of the grant date, and 10% will vest on the second and third anniversaries of the grant date.

(2)
The shares reported include 20,000 restricted stock shares granted to Ms. Jin on January 4, 2010 for which she may vote but are not vested.  80% of the restricted stock award will vest on the first anniversary of the grant date, and 10% will vest on the second and third anniversaries of the grant date.  The shares reported also include 10,000 shares issuable upon the exercise of currently exercisable options granted to Ms. Lin.  These options expire on April 17, 2014.

(3)
The shares reported include 50,000 restricted stock shares granted to Mr. Daignault on January 4, 2010 for which he may vote but are not vested.  80% of the restricted stock award will vest on the first anniversary of the grant date, and 10% will vest on the second and third anniversaries of the grant date.

(4)
The shares reported include 60,000 restricted stock shares granted to Dr. Li on January 4, 2010 for which he may vote but are not vested.  80% of the restricted stock award will vest on the first anniversary of the grant date, and 10% will vest on the second and third anniversaries of the grant date.

(5)
The shares reported are restricted stock shares granted to Mr. Yan on January 4, 2010 for which he may vote but are not vested.  20% of the restricted stock award will vest on the first anniversary of the grant date, 25% will vest on the second anniversary of the grant date, and 55% will vest on the third anniversary of the grant date.

(6)
The shares reported include 40,000 restricted stock shares granted to Mr. Staloff on January 4, 2010 for which he may vote but are not vested.  The restricted stock award will be 100% vested on the January 5, 2011.  The shares reported also include 26,666 shares issuable upon the exercise of currently exercisable options granted to Mr. Staloff.  Of these options, 6,666 expire on November 15, 2012, and 20,000 expire on September 25, 2013.

(7)	The shares reported are restricted stock shares granted to Dr. Zhang on January 4, 2010 for which he may vote but are not vested. The restricted stock award will be 100% vested on the January 5, 2011.

Equity Compensation Plan Information

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2009 applicable to certain directors, officers and employees of the Company, both under the Company's 2008 Long-Term Incentive Plan approved by the shareholders at the 2008 annual meeting and outside the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	190,000	$8.3695	50,000

Equity compensation plans not approved by security holders	20,000	$8.85	0

Total	210,000	$8.4152	50,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We are not a party to any transactions required to be disclosed pursuant to Item 404 of Regulation S-K, including any transaction or series of transactions between us and any officer, director or affiliates of AgFeed that has an aggregate value in excess of $120,000.

Related Party Transaction Approval Policy

It is our policy that the audit committee review and approve in advance all related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC. If advance approval is not feasible, the audit committee must approve or ratify the transaction at the next scheduled meeting of the committee. Transactions required to be disclosed pursuant to Item 404 include any transaction between AgFeed and any officer, director or certain affiliates of AgFeed that has a value in excess of $120,000. In reviewing related party transactions, the audit committee evaluates all material facts about the transaction, including the nature of the transaction, the benefit provided to AgFeed, whether the transaction is on commercially reasonable terms that would have been available from an unrelated third-party and any other factors necessary to its determination that the transaction is fair to AgFeed. To identify related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transaction with us or any of our subsidiaries in which the officer or director or their family members have an interest.

Director Independence

Our board has determined that each of Messrs. Gothner and Staloff and Dr. Zhang are independent directors within the meaning of applicable Nasdaq and SEC rules. Each of Messrs. Gothner and Staloff and Dr. Zhang serve on our audit, compensation and nominating and corporate governance committees.  No other directors serve on these committees.  In considering director independence, the board studied the shares of AgFeed common stock beneficially owned by each of the directors as set forth under “Security Ownership of Certain Beneficial Owners and Management.”

Item 14.  Principal Accounting Fees and Services.

The firm of Goldman Parks Kurland Mohidin LLP has been selected by the audit committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2009. This firm has served as independent public accountants for our company since 2006. A representative of Goldman Parks Kurland Mohidin LLP is not expected to be present at the annual meeting.

The following table sets forth fees billed to us by Goldman Parks Kurland Mohidin LLP for professional services rendered for 2009 and 2008:

	2009	2008
Audit Fees	$285,000	$304,000
Audit-Related Fees	$10,000	10,000
Tax Fees	0	0
All Other Fees	0	0

Total	$295,000	$314,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2009 and 2008, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Goldman Parks Kurland Mohidin LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

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

Tax Fees. This category includes tax preparation, tax compliance and tax advice.

All Other Fees.  This category includes This category includes all accounting services which are not included in the foregoing categories.  Goldman Parks Kurland Mohidin LLP did not provide any such services for Shiner in 2009 or 2008.

The audit committee has considered the compatibility of the non-audit services performed by and fees paid to Goldman Parks Kurland Mohidin LLP in fiscal year 2009 and has determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2009, Goldman Parks Kurland Mohidin LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

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

All services provided by Goldman Parks Kurland Mohidin LLP for the year ended December 31, 2009 were approved in accordance the foregoing policy.

PART IV

Item 15.  Exhibit, Financial Statement Schedules.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AgFeed Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2010.

AgFeed Industries Inc.

By:	/s/ Junhong Xiong
Junhong Xiong
Chief Executive Officer, President,
Director and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AgFeed Industries, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Junhong Xiong	Director, President, Chief Executive Officer and Vice Chairman	April 30, 2010
Junhong Xiong

*	Chief Financial Officer and Chief Accounting Officer	April 30, 2010
Selina Jin

*	Chairman of the Board and Director	April 30, 2010
Songyan Li

*	Director	April 30, 2010
Lixiang Zhang

*	Director	April 30, 2010
K. Ivan F. Gothner

*	Director	April 30, 2010
Arnold Staloff

  * By  Junhong Xiong as attorney-in-fact.

EXHIBIT INDEX

Exhibit No.	Description

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of AgFeed's Annual Report on Form 10-K filed with the SEC on March 8, 2010 (Commission File No. 001-33674))

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (included on the signature page to AgFeed's Annual Report on Form 10-K filed with the SEC on March 8, 2010 (Commission File No. 001-33674) and incorporated by reference herein)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)