Form 10-Q
period 2010-03-31
Agfeed Industries, Inc
filed 2010-05-10
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

001-33674
(Commission file number)

AGFEED INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2597168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. A1001-1002, Tower 16 Hengmao Int’l Center 333 S. Guangchang Rd. Nanchang, Jiangxi Province China	330003
(Address of principal executive offices)	(Zip Code)

(86) 0791-6669093
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act..
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐   No           ☒

On May 7, 2010, 45,053,263 shares of the registrant's common stock were outstanding.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,620,027	$37,580,154
Accounts receivable, net of allowance for doubtful accounts of $498,612 and $415,765	22,999,966	14,397,793
Advances to suppliers	813,242	1,173,941
Other receivables	4,658,159	2,186,643
Inventory	25,649,502	23,835,412
Prepaid expenses	974,950	1,325,150
Debt issue costs	27,287	34,706

Total current assets	83,743,133	80,533,799

PROPERTY AND EQUIPMENT, net	27,508,016	26,991,851
CONSTRUCTION-IN-PROCESS	10,570,727	7,615,132
INTANGIBLE ASSETS, net	43,910,857	43,808,499
OTHER ASSETS	4,072,546	3,998,739

TOTAL ASSETS	$169,805,279	$162,948,020

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan	$4,401,000	$4,401,000
Accounts payable	10,070,537	6,162,385
Other payables	4,039,693	1,892,858
Unearned revenue	415,373	582,266
Accrued expenses	73,207	83,649
Accrued payroll	649,280	975,485
Tax and welfare payable	610,336	396,370
Interest payable	137,919	120,419

Total current liabilities	20,397,345	14,614,432

CONVERTIBLE NOTES, net of debt discount of $64,215 and $81,675	935,785	918,325

TOTAL LIABILITIES	21,333,130	15,532,757

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized; 45,270,558 issued and 44,903,263 outstanding at March 31, 2010 44,510,558 issued and 44,143,263 outstanding at December 31, 2009	45,271	44,511
Additional paid-in capital	112,828,305	109,281,086
Deferred compensation	(3,462,280)	-
Other comprehensive income	4,177,214	4,176,450
Statutory reserve	4,984,833	4,685,115
Treasury stock (367,295 shares)	(1,811,746)	(1,811,746)
Retained earnings	31,978,263	31,210,563
Total AgFeed stockholders' equity	148,739,860	147,585,979
Noncontrolling interest (deficit)	(267,711)	(170,716)
Total equity	148,472,149	147,415,263

TOTAL LIABILITIES AND EQUITY	$169,805,279	$162,948,020

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Revenues	$52,859,067	$33,429,274

Cost of goods sold	46,539,785	27,625,869

Gross profit	6,319,282	5,803,405

Operating expenses
Selling expenses	1,030,623	863,867
General and administrative expenses	3,664,385	1,757,172
Total operating expenses	4,695,008	2,621,039

Income from operations	1,624,274	3,182,366

Non-operating income (expense):
Other expense	(96,373)	192,681
Interest income	48,011	60,562
Interest and financing costs	(124,911)	(152,914)
Foreign currency transaction gain (loss)	13,803	(1,831)

Total non-operating income (expense)	(159,470)	98,498

Income before provision for income taxes	1,464,804	3,280,864

Provision for income taxes	453,580	215,550

Net income including noncontrolling interest	1,011,224	3,065,314

Less: Net income (loss) attributed to noncontrolling interest	(56,194)	46,474

Net income attributed to AgFeed	1,067,418	3,018,840

Other comprehensive income
Foreign currency translation gain (loss)	764	(153,854)

Comprehensive Income	$1,068,182	$2,864,986

Weighted average shares outstanding :
Basic	44,869,485	37,933,141
Diluted	45,213,024	37,933,141

Earnings per share attributed to AgFeed common stockholders:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$1,011,224	$3,065,314
Adjustments to reconcile net income including noncontrolling interest to net cash used in operating activities:
Depreciation	811,899	610,706
Amortization	23,191	12,779
Stock based compensation	75,281	138,531
Issuance of common stock for services	375,720	-
Amortization of debt issuance costs	7,419	28,193
Amortization of discount on convertible debt	17,460	66,349
(Increase) / decrease in assets:
Accounts receivable	(8,599,242)	(2,523,056)
Other receivables	(2,466,242)	(623,691)
Inventory	(1,813,472)	985
Advances to suppliers	360,605	30,505
Prepaid expenses	350,014	301,104
Other assets	(73,782)	208,976
Increase / (decrease) in current liabilities:
Accounts payable	3,906,822	1,202,475
Other payables	2,142,963	(3,866,938)
Unearned revenue	(166,837)	(204,837)
Accrued expenses	(12,304)	(306)
Accrued payroll	(326,087)	(173,358)
Tax and welfare payable	213,894	(229,655)
Interest payable	17,500	(74,628)

Net cash used in operating activities	(4,143,974)	(2,030,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,282,474)	(2,211,649)
Purchase of intangible assets	(125,514)	(35,294)

Net cash used in investing activities	(4,407,988)	(2,246,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs paid	-	(276,885)
Capital contributed by noncontrolling interest holders	-	118,664
Purchase of noncontrolling interest in majority owed hog farms	(406,103)	-

Net cash used in financing activities	(406,103)	(158,221)

Effect of exchange rate changes on cash and cash equivalents	(2,062)	(20,991)

NET DECREASE IN CASH & CASH EQUIVALENTS	(8,960,127)	(4,456,707)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	37,580,154	24,839,378

CASH & CASH EQUIVALENTS, ENDING BALANCE	$28,620,027	$20,382,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$64,969	$133,000
Income taxes paid	$210,860	$176,640

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Lines of Business

AgFeed Industries, Inc. formerly known as Wallace Mountain Resources Corp., (hereinafter referred to as the “Company” or “AgFeed”) was incorporated in the State of Nevada on March 30, 2005.

The Company is engaged in the research and development, manufacturing, marketing, distribution and sale of pre-mix fodder blended feed and feed additives primarily for use in China's domestic pork husbandry market. The Company operates production plants in Nanchang, Shanghai, Nanning, Shandong, and Hainan provinces.  The Company sells to distributors and large-scale swine farms.  The Company is also engaged in the business of raising, breeding and selling hogs for use in China's pork production and hog breeding markets through two breeder farms and 29 meat hog producing farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces.

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

Noncontrolling Interest

In 2008, the Company purchased interests in 29 producing hog farms and one feed company ranging from 55% to 100% (The Company subsequently purchased the noncontrolling interest in certain of these hog farms).

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

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

Inventory consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
		(audited)
Raw material	$8,001,734	$7,638,999
Work in Process	109,948	84,494
Finished Goods - feed	637,050	460,349
Finished Goods - hogs	17,015,106	15,703,127
	25,763,838	23,886,969
Less: reserve for obsolescence	(114,336)	(51,557)
	$25,649,502	$23,835,412

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Swine for reproduction	3.5 years
Buildings	20 years

The following are the details of property and equipment at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
		(audited)
Office equipment	$536,668	$525,991
Operating equipment	5,411,516	4,655,298
Vehicles	903,696	871,058
Swines for reproduction	12,548,736	13,432,353
Buildings	12,625,226	11,659,693
Total	32,025,842	31,144,393

Less accumulated depreciation	(4,517,826)	(4,152,542)

	$27,508,016	$26,991,851

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Construction-in-Process

Construction-in-process consists of amounts expended for building construction. Once building construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

Intangible Assets

The following are the details of intangible assets at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
		(audited)
Right to use land	$913,484	$825,007
Customer list	293,400	293,400
Computer software	192,428	159,894
Intangible related to hog farm acquisitions	42,744,247	42,744,247
Total	44,143,559	44,022,548

Less Accumulated amortization	(232,702)	(214,049)

Intangibles, net	$43,910,857	$43,808,499

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2010 and 2009 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three months ended March 31, 2010 and 2009 were not significant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 210,000 options outstanding as of March 31, 2010.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	44,869,485	$0.02	37,933,141	$0.08
Effect of dilutive stock options and warrants	343,539	-	-	-
Diluted earnings per share	45,213,024	$0.02	37,933,141	$0.08

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

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has two reportable segments (See Note 9).  The Company had previously reported its feed operations as three separate segments since the three operations were located in different Provinces.  The Company determined its feed operations should be reported as one segment.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Convertible Notes and Warrants

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch (collectively the “Investors”) in connection with a private placement transaction providing for, among other things, the issuance of senior convertible notes (the “Notes”) for aggregate gross proceeds of $19 million and warrants (the “Warrants”) to purchase up to an aggregate of 380,000 shares of the Company’s common stock $0.001 par value per share. The Notes mature on February 25, 2011, bear interest at 7% per annum and are convertible into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The conversion price is subject to a “weighted average ratchet” anti-dilution adjustment. The conversion price is also subject to adjustment on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.  Due to the Company not generating $30 million net income for the year ended December 31, 2008, the conversion price on the Notes was reduced to $5.00. Due to the re-pricing of the conversion price, the Company recorded financing cost of $267,748 during the year ended December 31, 2008 which represented the difference between the fair value of the conversion feature at a $5.00 conversion price and the original $10.00 conversion price. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is amortized over the life of the Notes. For the three months ended March 31, 2010 and 2009, the Company amortized $7,419 and $28,193, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

The Notes contain certain limitations on conversion. For example, they provide no conversion may be made if, after giving effect to the conversion, an Investor would own in excess of 9.99% of the Company’s outstanding shares of common stock. In addition, the Notes provide no conversion may be made if the conversion would cause the Company to breach of its obligations under the rules and regulations of the Nasdaq Global Market, unless the Company obtains stockholder approval for such issuances as required by such rules and regulations.

The Warrants are immediately exercisable, expire on February 25, 2011 and entitle their holders, in the aggregate, to purchase up to $3,800,000 of shares of common stock at an initial exercise price of $10.00 per share.

The exercise price of the Warrants is subject to a “weighted average ratchet” anti-dilution adjustment. The exercise price is also subject to adjustment, on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00. Due to the Company not generating $30 million net income for the year ended December 31, 2008, the exercise price on the Warrants was reduced to $5.00. Due to the re-pricing of the exercise price, the Company recorded financing cost of $22,782 in 2008 which represented the difference between the fair value of the $5.00 exercise price and the original $10.00 exercise price. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

The Warrants contain certain limitations on exercise. For example, they provide that no exercise may be made if, after giving effect to the exercise, an Investor would own in excess of 9.99% of the Company’s outstanding shares of common stock. In addition, the Warrants provide that no exercise may be made if it would cause the Company to be in breach of its obligations under the rules and regulations of the Nasdaq Global Market, unless the Company obtains stockholder approval for such issuances as required by such rules and regulations.

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three months ended March 31, 2010 and 2009, the Company amortized $17,460 and $66,348, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

During the years ended December 31, 2009 and 2008, $2,800,000 and $15,200,000, respectively, of the Notes were converted into 560,000 and 1,520,000, respectively, shares of common stock.

Note 4 – Short-Term Loans

Short term loans at March 31, 2010 and December 31, 2009 are follows:

	March 31,	December 31,
	2010	2009
		(audited)

Short term bank loan payable to Shanghai Pudong Development Bank. The loan accrues interest at 5.84% and is due May 24, 2010. The loan is collateralized by buildings and land use rights.	$4,401,000	$4,401,000

Note 5 – Stockholders’ Equity

Common Stock

On January 4, 2010, the Company approved grants of 760,000 shares of restricted stock to certain officers, directors and key employees.  The restricted stock awards have vesting schedules ranging from 1 to 3 years.  The value of the awards granted was $3,838,000 which was calculated using the fair market value of the Company’s stock price at the date of grant.  This amount is being expensed over the vesting period as the restrictions lapse.  The expense recognized during the three months ended March 31, 2010 was $375,720.  The amount that has not been expensed is shown as deferred compensation as a contra-equity account in the accompanying consolidated balance sheet.

Equity Credit Agreement

On September 9, 2009, the Company entered into an Equity Credit Agreement with Southridge Partners II, LP (“Southridge”), which was amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued Southridge a warrant to purchase an additional 400,000 shares of its common stock during a five year period at an exercise price of $5.75 per share.  The fair value of the warrant was charged to additional paid in capital as it was issued in connection with an equity instrument.  This transaction closed on September 9, 2009.  No shares have been issued under the terms of the Equity Credit Agreement.  See the discussion in Note 12 “Subsequent Events” for a description of the transaction relating to the surrender of Southridge’s existing warrant to the Company.

Note 6 – Employee Common Welfare

The total expense for the employee common welfare was $101,530 and $117,065 for the three months ended March 31, 2010 and 2009, respectively.  The Company recorded welfare payable of $544 and $1,940 at March 31, 2010 and December 31, 2009, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

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

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10% of income after tax, not to exceed 50% of registered capital.

The Company appropriated $299,718 and $344,382 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2010 and 2009, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	210,000	$8.42	3.74	$51,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2010	210,000	$8.42	3.49	$33,600

Exercisable, March 31, 2010	53,332	$9.20	3.29	$-

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

The exercise price for options outstanding at March 31, 2010 is as follows:

Number of Options	Exercise Price
30,000	$3.30
20,000	$8.85
160,000	$9.32
210,000

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	2,607,635	$4.72	3.61	$2,142,218
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2010	2,607,635	$4.72	3.37	$1,104,000

Exercisable, March 31, 2010	2,607,635	$4.72	3.37	$1,104,000

The exercise price for warrants outstanding at March 31, 2010 is as follows:

Number of Warrants	Exercise Price
575,000	$2.50
1,409,435	$4.50
3,200	$5.00
400,000	$5.75
220,000	$10.00
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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

The Company’s feed company in Shanghai is located in the Qingcun town, Fengxian district, Shanghai and sells its products to 661 customers, consisting of 435 distributors and 226 large scale pig farms. Its feed company in Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to 704 customers, consisting of 482 distributors and 222 large scale pig farms. Its feed company in Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to 713 customers, consisting of 495 distributors and 218 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

The following tables summarize segment information for the three months ended March 31, 2010 and 2009:

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	Three Months Ended March 31,

	2010	2009

Revenues from unrelated entities
Animal feed nutrition	$24,289,749	$10,113,256
Hog production	28,569,318	23,316,018
	$52,859,067	$33,429,274

Intersegment revenues
Animal feed nutrition	$3,769,922	$2,670,406
Hog production	517,131	88,262
	$4,287,053	$2,758,668

Total Revenues
Animal feed nutrition	$28,059,671	$12,783,662
Hog production	29,086,449	23,404,280
Less Intersegment revenues	(4,287,053)	(2,758,668)
	$52,859,067	$33,429,274

Gross profit
Animal feed nutrition	$4,464,074	$2,584,943
Hog production	1,855,208	3,218,462
Holding Company	-	-
	$6,319,282	$5,803,405

Income from operations
Animal feed nutrition	$2,667,353	$1,387,631
Hog production	225,810	2,159,629
Holding Company	(1,268,889)	(364,894)
	$1,624,274	$3,182,366

Interest income
Animal feed nutrition	$33,443	$31,748
Hog production	6,590	5,036
Holding Company	7,978	23,778
	$48,011	$60,562

Interest and financing costs
Animal feed nutrition	$82,532	$-
Hog production	-	-
Holding Company	42,379	152,914
	$124,911	$152,914

Income tax expense
Animal feed nutrition	$453,580	$215,550
Hog production	-	-
Holding Company	-	-
	$453,580	$215,550

Net Income
Animal feed nutrition	$2,173,643	$1,482,400
Hog production	197,065	2,030,329
Holding Company	(1,303,290)	(493,889)
	$1,067,418	$3,018,840

Provision for depreciation
Animal feed nutrition	$107,042	$36,261
Hog production	704,857	574,445
	$811,899	$610,706

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	As of	As of
	March 31,	December 31,
	2010	2009
Total assets		(audited)
Animal feed nutrition	$40,786,115	$38,142,821
Hog production	117,597,757	110,718,199
Holding Company	11,421,407	14,087,000
	$169,805,279	$162,948,020

Intangible assets
Animal feed nutrition	$3,369,777	$3,419,141
Hog production	40,541,080	40,389,358
Holding Company	-	-
	$43,910,857	$43,808,499

Note 10 – Commitments and Contingencies

At March 31, 2010, the Company had commitments to expend approximately $2,000,000 for construction in process.

Note 11 – Acquisition and Dispositions

During the three months ended March 31, 2010, the Company purchased the non-controlling interest of 10% and 20% in two hog farms for $230,063 and $176,040, respectively.  As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $219,158 and $146,144, respectively, was recorded against additional paid in capital.

Note 12 – Subsequent Events

On April 23, 2010, the Company issued and delivered 150,000 shares of its common stock to Southridge in exchange for Southridge’s surrender of its existing warrant to purchase 400,000 shares of the Company’s common stock.  The warrant was subsequently cancelled by the Company.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to AgFeed Industries, Inc., together with its subsidiaries, as “AgFeed,” the “Company,” “we,” “us,” and “our.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the animal nutrition premix, concentrate and complete feeds business and commercial hog production business in China through our operating subsidiaries.

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

We had revenues of $52.86 million for the three months ended March 31, 2010 compared to revenues of $33.43 million for the three months ended March 31, 2009. The increase (58.1%) was the result of expanding market share in our feed business and the production of our hog farm.

Pork prices have been on a decline since September 2009. Corn prices in the first quarter of 2009 averaged RMB 1,500 ($220) per ton and were RMB 1,800 ($264) by the fourth quarter of 2009. Soybean meal price in the first quarter of 2009 was RMB 2,800 ($411) per ton rose to RMB 3,800 ($557) by the fourth quarter of 2009.  In the first quarter of 2010, corn has continued to increase to over RMB 2,000($293) per ton. During the same period, soybean meal has eased to RMB 3,300 ($484) per ton.

This, coupled with the pork price weakness for 14 consecutive weeks, has compressed the average hog price 11% from the same period last year. Most farmers are operating at a loss and many farms are struggling to withstand this downturn.

           This has resulted in the margins of both the Company and our customers being reduced.  In order to support its animal nutrition customers and cement its market position, AgFeed has chosen to exploit its relative financial strength by extending payment terms to its customers.  Facing similar pressures in our hog division we were able to sell hogs at relatively advantageous prices by accepting payment terms from certain long-standing and credit worthy customers.

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

During the first quarter 2010, we added 8 independent owned feed distribution chain stores now totaling 1,310 that sell our products exclusively. During the quarter, we added 7 commercial farms now totaling 788. Backyard and small farms that raise less than 100 hogs per year per family supply 75% of China’s total annual hog production. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 65% of China’s annual hog production.

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

During the first quarter of 2010, revenue in the feed division increased to $24.29 million from $10.11 million in the first quarter of 2009, an increase of 140%, fully recognizing sales from the feed division to the hog division. During the first quarter of 2010, revenue continued in line with the results achieved for the previous calendar quarter.

The Chinese hog feed market is a 50 million metric ton market where the average producer’s annual production is less than 10,000 metric tons, according to China Research and Intelligence’s research report on the Chinese feed industry 2009-2010.  During the first quarter of 2010, we sold a total of 42,300 metric tons as compared to the first quarter of 2009 when we sold 20,200 metric tons, representing an increase of 109%.  Our plans for 2010 call for us sell 180,000 metric tons without considering the impact of any acquisitions.

During 2010, we intend to introduce a bulk delivery system for hog feed to the market, a value solution for large commercial farms.

Hog Production Business

In our hog production business, we have grown our business through strategic acquisitions of current producing commercial hog farms and organic growth. We own two breeder hog farms and 29 meat producing hog farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.

We entered the hog farming business on November 9, 2007 as a result of our acquisition of ninety percent (90%) of the capital stock of Lushan Breeder Pig Farm Co., Ltd. and acquired the remaining 10% in the first quarter of 2010 for $230,063. Lushan owns and operates a breeder hog farm in Jiangxi Province. Lushan is a mid-scale hog farm engaged in the business of raising, breeding and selling hogs in the PRC for use in the pork production market in the PRC. In 2008, we acquired at least a majority interest in 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces through our subsidiaries - Nanchang Best, Shanghai Best, Guangxi Huijie and Best Swine. Our meat hog producing farms generate revenue primarily from the sale of meat hogs to processors. Our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces. In November 2009, we broke ground on our first "Western-model" farm in the city of Da Hua, Guangxi Province. We also completed the construction of a nucleus farm in the city of Wuning, Jiangxi Province in November 2009. This farm will be operated by Hypor AgFeed Breeding Company.

In February 2010, we entered into negotiations to participate in a hog production project in conjunction with Xinyu City in Jiangxi Province.  The proposed project is a plan to build 5 western model hog farms with the initial phase of the project to encompass an investment of $18 million for the construction of  two 5,000 head sow farms, one 200 head boar stud farm and one 2,600 head multiplier facility.  Upon completion the initial phase, the project is expected to have an annual production capacity of 230,000 hogs.  In April of 2010 these negotiations were successfully completed and construction will begin in May 2010.

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

First quarter capital spending consisted of $2.1 million for building renovations and $1.7 million for equipment purchases, environmental and other expenditures. Additionally, deposits and advance payments of $1.4 million were made to suppliers for building materials and equipment related to construction of the western model farm in Da Hua city and its supporting genetic transfer facility.

During the first quarter of 2010 we sold 174,000 head with an average selling price of $166 per head at an average weight of 91.9kg (202 lbs.)  as compared to the first quarter of 2009 when we sold 133,000 head with an average selling price of $174 per head at an average weight of 91.2kg (201 lbs.).

As a result of our strategic direction to introduce modern western hog production technologies to our existing farm base, we have begun to realize improved operating efficiencies.  We have reduced our operating costs by $8 per head.  During the first quarter of 2009, the benefit of these operating efficiencies off set the high cost of corn and soy and weak market prices for hogs.  These efficiencies were achieved in large part as a direct result of our alliances with Hypor and M2P2.

Our strategic alliance with Hypor, announced in April of 2009, has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to-finish nucleus facility (Wuning Farms) to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to the farms being developed by AgFeed International Protein; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across AgFeed's production system. On December 17, 2009, we formed Hypor AgFeed Breeding Company with Hypor to develop, operate and market a genetic nucleus farm in Wuning, China. Hypor AgFeed Breeding Company is owned 85% by us and 15% by Hypor.

On July 13, 2009, together with M2P2, we formed AgFeed International Protein, a joint venture focused on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry. The joint venture was formed to take advantage of the commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments. We are AgFeed International Protein's first client. We own 65% of AgFeed International Protein, certain affiliates own an additional 15.1% and M2P2 owns the remaining 19.9%. On November 9, 2009, construction began on of our first large western model farm in Da Hua, China (Jiangxi Province). This is the first of seven farms that will be constructed in South China that will house an additional 35,000 genetically superior sows and 400 boars. When fully operational, we anticipate that these farms will produce 750,000 – 850,000 pigs per year. It is anticipated that the cost to build the seven farms will be approximately $50 million over the next two years. AgFeed International Protein has completed all phases of design and blueprints for these farms and has been working with international and local construction firms to ensure success.

Our current strategic plan calls for us to develop, during 2009 -2012, a production platform capable of producing 2 million hogs per year by 2015. The key element to this future growth is modern hog production technologies and science based genetics, which is underscored by our joint ventures with Hypor and M2P2.  Our Lushan and Ganda Breeding Farm are now fully stocked with the Hypor Large White Pureline Sows, the Hypor Landrace Pureline Boars and the Duroc Terminal Sire.

The demand for safe food is the key driver in our strategy “AgFeed, Government and Farmer”. The local governments have partnered with AgFeed in the cities of Dahua and Xinyu to build agricultural industrial parks that will produce top health and safe pork meat for the Chinese consumer.

Chinese Vice Premier Li Keqiang said, "Food is essential, and safety should be a top priority. Food safety is closely related to people's lives and health and economic development and social harmony," at a State Council meeting in Beijing. In June 2009, food safety laws were passed in China and passed down to the local governments for implementation.

According to the China Feed Industry Association, China has the world's largest and most profitable market for hog production, which processed 625 million hogs in 2009, compared to approximately 100 million in the U.S. More than 1.2 billion Chinese consume pork as their primary source of meat. 62% of all meat consumed in China is pork. Chinese consumers consume more pork each year than the rest of the world combined. China’s pork consumption is forecast to increase to 47.0 million metric tons in 2010 up from 44.9 million metric tons in 2008, an increase of about 5%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 51%

The Chinese government supports hog producers with favorable tax status and subsidies, insurance, vaccines, caps on feed costs and land use grants. Hog production is exempt from all taxes and sow owners receive government grants and subsidies.

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

Long-Lived Assets. We periodically assess potential impairments to our long-lived assets  We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors we considered include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

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

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,		$	%
	2010	2009	Change	Change
Revenue	$52,859,067	$33,429,274	$19,429,793	58.1
Cost of goods sold	46,539,785	27,625,869	18,913,916	68.5
Gross profit	6,319,282	5,803,405	515,877	8.9
Operating expenses	4,695,008	2,621,039	2,073,969	79.1
Interest and financing costs	124,911	152,914	(28,003)	(18.3)
Net income	1,067,418	3,018,940	(1,951,522)	(64.6)

Revenues. The increase was due to volume sales of both hogs and animal feed products. Hog sales of 174,000 for three months ended March 31, 2010 exceeded total hog sales of 133,000 hogs for the three months ended March 31, 2009.  Animal feed sales volume for three months ended March 31, 2010 exceeded 42,300 metric tons representing a 118% increase in volume over the comparative period of 2009. However, the increase in revenue described above was offset by lower hog sales prices and increases in ingredient costs.

Cost of Goods Sold. We experienced increases in the unit cost of goods sold for our two business lines during the three months ended March 31, 2010 driven primarily by a 20.0% increase in corn prices over the same period in 2009

In order to provide excellent customer service and differentiate ourselves from our competition, at our customers’ request, we supply them with customized formulations of our products. In any given month, the cost of various additives used in our production fluctuates, which can result in temporary increases in the unit cost of goods sold. These increased costs offset our increases in revenues. Even though this may have an adverse effect on our short term profits, we take the long-term view that this practice results in increased customer loyalty, builds the “AgFeed” brand and will ultimately lead to increased sales and gross profits. In addition, we are presently experiencing more stable pricing in these additives, which we anticipate will stabilize our cost of goods sold.

Gross Profit. Gross margins decreased to 12.0% from 17.4% during the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in gross margin can be attributed to the 20.0% increase in corn cost and a reduction in the selling price for our hogs over the same period in 2009. The increase in the cost of corn was offset somewhat by actions taken in the first quarter of 2010,including our entry into long-term contracts for key product ingredients which locked in favorable pricing.

Selling, General and Administrative Expenses. Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Our selling expenses for the three months ended March 31, 2010 increased by approximately $167,000 compared to the corresponding period in 2009. General and administrative expenses for our feed segment increased by approximately $426,000 or 119% from the corresponding period in 2009 principally due to the overall expansion of the feed segment that included increased salary and utility costs. Our corporate expenses also increased by approximately $904,000 or 248% due to higher professional fees, stock incentive compensation, and officer and director compensation.  General and administrative expenses for our hog farms for the three months ended March 31, 2010 increased by approximately $557,000 or 56% over the corresponding period in 2009 to due to an overall increase in expenses associated with expansion of our hog segment and consulting fees paid in connection with establishing our first large western model hog farm.

Interest and Financing Costs. We incurred interest and financing costs of approximately $125,000 and $153,000 during the three months ended March 31, 2010 and 2009, respectively.

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Income. The decrease in our net income was due to the increase in cost of goods sold and higher operating expenses. We continued to benefit from the tax-exempt status for our hog production business. The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales. We continued to benefit from the tax-exempt status for our hog production business.

EBITDA. Income before interest, taxes, depreciation and amortization was $2.5 million and $4.0 million for the three months ended March 31, 2010 and 2009. The decrease for the three months ended March 31, 2010 compared to the same period in 2009 was principally due to the increase in cost of goods sold and higher operating expenses.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At March 31, 2010, we had $28.6 million in cash and cash equivalents on hand.

During first quarter of 2008, we completed two financings.  We received aggregate gross proceeds of $22 million through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19 million through the issuance of three year convertible notes bearing interest at 7% and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants that are exercisable immediately and have a $10 strike price.  The exercise price on the warrants was subsequently reduced to $5 per share.  We paid offering costs of $3,432,670 related to the sale of shares and $1,716,666 related to the issuance of the convertible notes.

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

As of March 31, 2010, we had short-term loans outstanding of $4,401,000. The loan was entered into during the second quarter of 2009 and is due in May 2010.

During the three months ended March 31, 2010, we used $4.1 million of cash from our operating activities. The cash generated was generated primarily through the net income including noncontrolling interest, an increase in accounts receivable, other receivables and inventory offset by an increase in accounts payable and other payables.

We used approximately $4.4 million in investing activities during the three months ended March 31, 2010; of which $4.3 million was for the acquisition of property and equipment.

We used $0.4 million in cash from financing activities as a result of the purchase of the noncontrolling interest in two subsidiaries.

At March 31, 2010, our accounts receivable balance was approximately $23.0 million, an increase of $8.6 million from December 31, 2009.

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

Contractual Obligations

No contractual obligation occurred during the three months ended March 31, 2010 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

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

Interest Rate Risk

We have interest rate risk related to the short-term notes entered into during the quarter ended March 31, 2010; however, we do not believe this interest rate risk is significant.

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

Item 1A.        Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

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

AgFeed Industries, Inc.

May 10, 2010	By:	/s/ Xiong Junhong

Xiong Junhong Chief Executive Officer (Principal Executive Officer)

May 10, 2010	By:	/s/ Selina Jin

Selina Jin Chief Financial Officer (Principal Financial and Accounting Officer)