Form 10-Q
period 2010-06-30
Agfeed Industries, Inc
filed 2010-08-09
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

On August 9, 2010, 50,046,759 shares of the registrant's common stock were outstanding.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,027,490	$37,580,154
Accounts receivable, net of allowance for doubtful accounts of $609,980 and $415,765	17,415,553	14,397,793
Advances to suppliers	289,829	1,173,941
Other receivables	1,820,684	2,186,643
Inventory	27,287,750	23,835,412
Prepaid expenses	1,388,865	1,325,150
Debt issue costs	19,785	34,706

Total current assets	72,249,956	80,533,799

PROPERTY AND EQUIPMENT, net	33,913,168	26,991,851
CONSTRUCTION-IN-PROCESS	5,595,137	7,615,132
INTANGIBLE ASSETS, net	43,944,086	43,808,499
OTHER ASSETS	7,149,532	3,998,739

TOTAL ASSETS	$162,851,879	$162,948,020

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan	$4,419,000	$4,401,000
Accounts payable	6,800,705	6,162,385
Other payables	2,282,587	1,892,858
Unearned revenue	328,855	582,266
Accrued expenses	144,092	83,649
Accrued payroll	734,515	975,485
Tax and welfare payable	472,577	396,370
Interest payable	155,614	120,419
Convertible notes, net of discount of $46,561	953,439	-

Total current liabilities	16,291,384	14,614,432

CONVERTIBLE NOTES, net of debt discount of $81,675	-	918,325

TOTAL LIABILITIES	16,291,384	15,532,757

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

EQUITY:
AgFeed stockholders' equity:

Common stock, $0.001 per share; 75,000,000 shares authorized; 45,420,558 issued and 45,053,263 outstanding at June 30, 2010 44,510,558 issued and 44,143,263 outstanding at December 31, 2009	45,421	44,511
Additional paid-in capital	112,903,436	109,281,086
Deferred compensation	(3,086,560)	-
Other comprehensive income	4,475,896	4,176,450
Statutory reserve	5,207,997	4,685,115
Treasury stock (367,295 shares)	(1,811,746)	(1,811,746)
Retained earnings	28,800,347	31,210,563
Total AgFeed stockholders' equity	146,534,791	147,585,979
Noncontrolling interest (deficit)	25,704	(170,716)
Total equity	146,560,495	147,415,263

TOTAL LIABILITIES AND EQUITY	$162,851,879	$162,948,020

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$37,661,955	$38,527,770	$90,521,022	$71,957,044

Cost of goods sold	35,102,677	33,306,111	81,642,462	60,931,980

Gross profit	2,559,278	5,221,659	8,878,560	11,025,064

Operating expenses
Selling expenses	983,317	999,342	2,013,940	1,863,209
General and administrative expenses	3,508,696	1,960,520	7,173,081	3,717,692
Total operating expenses	4,492,013	2,959,862	9,187,021	5,580,901

Income (loss) from operations	(1,932,735)	2,261,797	(308,461)	5,444,163

Non-operating income (expense):
Other expense	(354,534)	(189,205)	(450,907)	3,476
Interest income	38,062	52,554	86,073	113,116
Interest and financing costs	(139,930)	(624,514)	(264,841)	(777,428)
Foreign currency transaction gain (loss)	(34,437)	5,133	(20,634)	3,302

Total non-operating expense	(490,839)	(756,032)	(650,309)	(657,534)

Income (loss) before provision for income taxes	(2,423,574)	1,505,765	(958,770)	4,786,629

Provision for income taxes	641,139	285,958	1,094,719	501,508

Net income (loss) including noncontrolling interest	(3,064,713)	1,219,807	(2,053,489)	4,285,121

Less: Net income (loss) attributed to noncontrolling interest	(109,961)	(6,445)	(166,155)	40,029

Net income (loss) attributed to AgFeed	(2,954,752)	1,226,252	(1,887,334)	4,245,092

Other comprehensive income (loss)
Foreign currency translation gain (loss)	298,682	5,953	299,446	(147,901)

Comprehensive Income (loss)	$(2,656,070)	$1,232,205	$(1,587,888)	$4,097,191

Weighted average shares outstanding :
Basic	45,015,351	39,549,944	44,942,821	38,746,009
Diluted	45,015,351	41,446,344	44,942,821	39,581,891

Earnings (loss) per share attributed to AgFeed common stockholders:
Basic	$(0.07)	$0.03	$(0.04)	$0.11
Diluted	$(0.07)	$0.03	$(0.04)	$0.11

 The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(2,053,489)	$4,285,121
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	1,575,933	1,282,959
Amortization	43,410	38,779
Loss on disposal of assets	1,321,838	524,409
Stock based compensation	150,562	282,497
Issuance of common stock for services	751,440	-
Amortization of debt issuance costs	14,921	196,348
Amortization of discount on convertible debt	35,114	462,073
(Increase) / decrease in assets:
Accounts receivable	(2,945,382)	(5,163,082)
Other receivables	618,255	1,530,631
Inventory	(3,340,955)	(1,932,432)
Advances to suppliers	885,238	(171,112)
Prepaid expenses	(59,691)	(186,209)
Other assets	-	139,541
Increase / (decrease) in current liabilities:
Accounts payable	610,581	1,150,362
Other payables	(137,439)	(2,011,532)
Unearned revenue	(254,731)	(57,926)
Accrued expenses	58,106	138,378
Accrued payroll	(243,862)	(155,514)
Tax and welfare payable	74,277	(182,459)
Interest payable	35,195	(36,497)

Net cash provided by (used in) operating activities	(2,860,679)	134,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases/deposits for property and equipment	(10,759,297)	(6,336,942)
Purchase of intangible assets	-	(35,309)
Cash paid for purchase of subsidiaries	-	(1,266,374)
Cash from the sale of subsidiary	-	307,650

Net cash used in investing activities	(10,759,297)	(7,330,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	10,000,000
Offering costs paid	-	(1,380,720)
Proceeds from short-term loans	-	4,541,500
Capital contributed by noncontrolling interest holders	401,282	118,664
Purchase of noncontrolling interest in majority owed hog farms	(406,103)	-

Net cash provided by (used in) financing activities	(4,821)	13,279,444

Effect of exchange rate changes on cash and cash equivalents	72,133	(10,101)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(13,552,664)	6,072,703

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	37,580,154	24,839,378

CASH & CASH EQUIVALENTS, ENDING BALANCE	$24,027,490	$30,912,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$204,969	$147,982
Income taxes paid	$492,843	$416,012

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles US GAAP. The Company’s functional currency is the Chinese Yuan
Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ("USD").

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The net income (loss) attributed to the NCI was been separately designated in the accompanying statements of income and other comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

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

Advances to Suppliers

The Company makes advances to certain vendors for purchases of material. The advances are interest free and unsecured.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Inventory

Inventory is stated at the lower of cost, as determined by weighted-average method, or market. Management compares the cost of inventories with their market value, and an allowance is made for writing down the inventories to their market value, if lower. Costs of raised animals include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance through the balance sheet date. Purchased pigs are carried at purchase cost plus costs of maintenance through the balance sheet date.

Inventory consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
		(audited)
Raw material	$7,754,572	$7,638,999
Work in Process	143,833	84,494
Finished Goods - feed	922,754	460,349
Finished Goods - hogs	18,771,927	15,703,127
	27,593,086	23,886,969
Less: reserve for obsolescence	(305,336)	(51,557)
	$27,287,750	$23,835,412

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

Office equipment	5 years
Operating equipment	10 years
Vehicles	5 years
Swine for reproduction	3.5 years
Buildings	20 years

The following are the details of property and equipment at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
		(audited)
Office equipment	$550,125	$525,991
Operating equipment	8,164,330	4,655,298
Vehicles	950,845	871,058
Swines for reproduction	13,410,505	13,432,353
Buildings	16,129,584	11,659,693
Total	39,205,389	31,144,393

Less accumulated depreciation	(5,292,221)	(4,152,542)

	$33,913,168	$26,991,851

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Construction-in-Process

Construction-in-process consists of amounts expended for building construction. Once building construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

Intangible Assets

The following are the details of intangible assets at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
		(audited)
Right to use land	$771,092	$825,007
Customer list	294,600	293,400
Computer software	222,732	159,894
Intangible related to hog farm acquisitions	42,919,071	42,744,247
Total	44,207,495	44,022,548

Less Accumulated amortization	(263,409)	(214,049)

Intangibles, net	$43,944,086	$43,808,499

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all Chinese land. The Company leases land per real estate contracts with the government of the PRC for periods of 30 to 50 years. Accordingly, the right to use land for these feed companies is amortized over 50 years or the lease term, if shorter, and the computer software is amortized over three to nine years. For hog farms, the Company generally signed land leases with original owners of the farms.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2010 and 2009 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three and six months ended June 30, 2010 and 2009 were not significant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 210,000 options outstanding as of June 30, 2010.

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

Basic and Diluted Earnings (Loss) Per Share

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2010 and 2009:

Three months ended June 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	45,015,351	$(0.07)	39,549,994	$0.03
Effect of dilutive stock options and warrants	-	-	1,896,400	-
Diluted earnings (loss) per share	45,015,351	$(0.07)	41,446,344	$0.03

Six months ended June 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	44,942,821	$(0.04)	38,746,009	$0.11
Effect of dilutive stock options and warrants	-	-	835,882	-
Diluted earnings (loss) per share	44,942,821	$(0.04)	39,581,891	$0.11

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Note 3 – Convertible Notes and Warrants

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch (collectively the “Investors”) in connection with a private placement providing for, among other things, the issuance of senior convertible notes (the “Notes”) for $19 million and warrants (the “Warrants”) to purchase up to 380,000 shares of the Company’s common stock $0.001 par value per share. The Notes mature on February 25, 2011, bear interest at 7% and are convertible into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The conversion price is subject to a “weighted average ratchet” anti-dilution adjustment. The conversion price is also subject to adjustment on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.  Due to the Company not generating $30 million net income for the year ended December 31, 2008, the conversion price on the Notes was reduced to $5.00. Due to the re-pricing of the conversion price, the Company recorded financing cost of $267,748 during the year ended December 31, 2008 which represented the difference between the fair value of the conversion feature at a $5.00 conversion price and the original $10.00 conversion price. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is amortized over the life of the Notes. For the three and six months ended June 30, 2010 and 2009, the Company amortized $7,502 and $14,921 and $168,155 and $196,348, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

The Notes contain certain limitations on conversion. For example, they provide no conversion may be made if, after giving effect to the conversion, an Investor would own over 9.99% of the Company’s outstanding shares of common stock. In addition, the Notes provide no conversion may be made if the conversion would cause the Company to breach of its obligations under the rules and regulations of the Nasdaq Global Market, unless the Company obtains stockholder approval for such issuances as required by such rules and regulations.

The Warrants are immediately exercisable, expire on February 25, 2011 and entitle their holders to purchase up to $3,800,000 of shares of common stock at an initial exercise price of $10.00 per share.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The Warrants contain certain limitations on exercise. For example, they provide that no exercise may be made if, after giving effect to the exercise, an Investor would own over 9.99% of the Company’s outstanding shares of common stock. In addition, the Warrants provide that no exercise may be made if it would cause the Company to be in breach of its obligations under the rules and regulations of the Nasdaq Global Market, unless the Company obtains stockholder approval for such issuances as required by such rules and regulations.

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes is $4,039,885 and is being amortized over the term of the Notes. For the three and six months ended June 30, 2010 and 2009, the Company amortized $17,654 and $34,114 and $395,724 and $462,072, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the years ended December 31, 2009 and 2008, $2,800,000 and $15,200,000, respectively, of the Notes were converted into 560,000 and 1,520,000, respectively, shares of common stock.

Note 4 – Short-Term Loans

Short term loans at June 30, 2010 and December 31, 2009 are follows:

	June 30,	December 31,
	2010	2009
		(audited)
Short term bank loan payable to Shanghai Pudong Development Bank. The loan accrues interest at 5.84%. The note was renewed in May 2010 and is due May 4, 2011. The loan is collateralized by buildings and land use	$4,419,000	$4,401,000

Note 5 – Stockholders’ Equity

Common Stock

On January 4, 2010, the Company approved grants of 760,000 shares of restricted stock to certain officers, directors and key employees.  The restricted stock awards have vesting schedules ranging from 1 to 3 years.  The value of the awards granted was $3,838,000 which was calculated using the fair market value of the Company’s stock price at the date of grant.  This amount is being expensed over the vesting period as the restrictions lapse.  The expense recognized during the three and six months ended June 30, 2010 was $375,720 and $751,440, respectively.  The amount that has not been expensed is shown as deferred compensation as a contra-equity account in the accompanying consolidated balance sheet.

On April 23, 2010, the Company issued 150,000 shares of its common stock to Southridge for Southridge’s surrender of its existing warrant to purchase 400,000 shares of the Company’s common stock.  The warrant was subsequently cancelled by the Company.  The warrant and common stock issued to Southridge were related to equity financing; therefore the charge related to the value of these equity instruments was recorded to additional paid-in capital.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Equity Credit Agreement

On September 9, 2009, the Company entered into an Equity Credit Agreement with Southridge Partners II, LP (“Southridge”), which was amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued Southridge a warrant to purchase an additional 400,000 shares of its common stock during a five year period at an exercise price of $5.75 per share.  The fair value of the warrant was charged to additional paid in capital as it was issued in connection with an equity instrument.  As described above, Southridge surrendered the warrant to the Company in April 2010.

Note 6 – Employee Common Welfare

The total expense for the employee common welfare was $161,253 and $215,199 for the six months ended June 30, 2010 and 2009, respectively.  The Company recorded welfare payable of $0 and $1,940 at June 30, 2010 and December 31, 2009, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.

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

The Company appropriated $522,882 and $602,388 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2010 and 2009, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	210,000	$8.42	3.74	$51,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2010	210,000	$8.42	3.24	$-

Exercisable, June 30, 2010	53,332	$9.20	3.04	$-

The exercise price for options outstanding at June 30, 2010 is as follows:

Number of Options	Exercise Price
30,000	$3.30
20,000	$8.85
160,000	$9.32
210,000

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	2,607,635	$4.72	3.61	$2,142,218
Granted	-	-
Forfeited/canceled	(403,200)	$5.74
Exercised	-	-
Outstanding, June 30, 2010	2,204,435	$4.53	2.92	$247,250

Exercisable, June 30, 2010	2,204,435	$4.53	2.92	$247,250

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The exercise price for warrants outstanding at June 30, 2010 is as follows:

Number of Warrants	Exercise Price
575,000	$2.50
1,409,435	$4.50
220,000	$10.00
2,204,435

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

The Company’s feed company in Shanghai is located in the Qingcun town, Fengxian district, Shanghai and sells its products to 658 customers, consisting of 433 distributors and 225 large scale pig farms. Its feed company in Guangxi is located in Coastal Industrial Park, Liangqin district, Nanning city, Guangxi Province and sells its products to 713 customers, consisting of 485 distributors and 228 large scale pig farms. Its feed company in Nanchang is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi province and sells its products to 710 customers, consisting of 490 distributors and 220 large scale pig farms. The hog farms are engaged mainly in raising, breeding, and sale of pigs all over the country and are located in the PRC provinces of Jiangxi, Shanghai, Hainan, Guangxi and Fujian.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

The following tables summarize segment information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues from unrelated entities
Animal feed nutrition	$26,369,201	$11,136,517	$50,658,950	$21,249,773
Hog production	11,292,754	27,391,253	39,862,072	50,707,271
	$37,661,955	$38,527,770	$90,521,022	$71,957,044

Intersegment revenues
Animal feed nutrition	$1,721,014	$3,775,765	$5,490,936	$6,446,171
Hog production	1,267,008	230,593	1,784,139	318,855
	$2,988,022	$4,006,358	$7,275,075	$6,765,026

Total revenues
Animal feed nutrition	$28,090,215	$14,912,282	$56,149,886	$27,695,944
Hog production	12,559,762	27,621,846	41,646,211	51,026,126
Less Intersegment revenues	(2,988,022)	(4,006,358)	(7,275,075)	(6,765,026)
	$37,661,955	$38,527,770	$90,521,022	$71,957,044

Gross profit
Animal feed nutrition	$4,768,663	$3,102,415	$9,232,737	$5,687,358
Hog production	(2,209,385)	2,119,244	(354,177)	5,337,706
Holding company	-	-	-	-
	$2,559,278	$5,221,659	$8,878,560	$11,025,064

Income (loss) from operations
Animal feed nutrition	$2,962,810	$1,738,516	$5,630,163	$3,126,147
Hog production	(3,921,133)	1,026,823	(3,695,323)	3,186,452
Holding company	(974,412)	(503,542)	(2,243,301)	(868,436)
	$(1,932,735)	$2,261,797	$(308,461)	$5,444,163

Interest income
Animal feed nutrition	$22,738	$17,111	$56,181	$48,859
Hog production	10,680	5,277	17,270	10,313
Holding company	4,644	30,166	12,622	53,944
	$38,062	$52,554	$86,073	$113,116

Interest and financing costs
Animal feed nutrition	$97,079	$15,359	$179,611	$15,359
Hog production	-	7,145	-	7,145
Holding company	42,851	602,010	85,230	754,924
	$139,930	$624,514	$264,841	$777,428

Income tax expense
Animal feed nutrition	$641,139	$285,958	$1,094,719	$501,508
Hog production	-	-	-	-
Holding Company	-	-	-	-
	$641,139	$285,958	$1,094,719	$501,508

Net income (loss)
Animal feed nutrition	$2,264,097	$1,450,299	$4,437,740	$2,932,699
Hog production	(4,206,230)	844,788	(4,009,165)	2,875,117
Holding company	(1,012,619)	(1,068,835)	(2,315,909)	(1,562,724)
	$(2,954,752)	$1,226,252	$(1,887,334)	$4,245,092

Provision for depreciation
Animal feed nutrition	$112,394	$132,798	$219,436	$169,059
Hog production	651,640	539,455	1,356,497	1,113,900
	$764,034	$672,253	$1,575,933	$1,282,959

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	As of	As of
	June 30,	December 31,
	2010	2009
Total assets
Animal feed nutrition	$39,715,595	$38,142,821
Hog production	115,296,223	110,718,199
Holding company	7,840,061	14,087,000
	$162,851,879	$162,948,020

Intangible assets
Animal feed nutrition	$3,357,120	$3,419,141
Hog production	40,586,966	40,389,358
Holding company	-	-
	$43,944,086	$43,808,499

Note 10 – Commitments

At June 30, 2010, the Company had commitments to expend approximately $1,254,000 for construction in process.

Note 11 – Acquisition and Dispositions

During the six months ended June 30, 2010, the Company purchased the non-controlling interest of 10% and 20% in two hog farms for $230,063 and $176,040, respectively.  As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $219,158 and $146,144, respectively, was recorded against additional paid in capital.

Note 12 – Subsequent Events

During July and August 2010, the Company issued 4,993,496 shares of its common stock to Southridge pursuant to the Equity Credit Agreement.  The Company received aggregate gross proceeds of $13,000,000 which will be used for general corporate purposes, including to finance a portion of the purchase price for the potential acquisition of M2P2, LLC.  Following these transactions, the Company may from time to time sell to Southridge shares of its common stock for aggregate proceeds of $37,000,000.

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

Our animal nutrition business consists of the research and development, manufacture, marketing and sale of premix, concentrate and complete feed for use in the domestic animal husbandry markets almost exclusively for hog production in China. Premix is an animal feed additive that is used in commercial animal production worldwide. We have been almost exclusively in the premix feed business since 1995 and now operate five premix, concentrate and complete feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan. We are expanding our concentrate and complete feed lines to meet the growing demand of commercial producers as they modernize their production technology and focus on the requirements of the food safety laws.

We entered the hog breeding and production business in November 2007. In this business, we mainly produce hogs for processing and sell breeding stock. We currently have two breeder farms and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.

We developed a system of centralized raw material purchases, accounting and internal control management, corporate marketing strategies and brand building. We created, and centrally manage, an animal disease control response team. This team consists of experienced Chinese and international hog industry professionals that are used by each of our subsidiaries across both of our lines of business.

We had revenues of $90.52 million for the six months ended June 30, 2010 compared to revenues of $71.96 million for the six months ended June 30, 2009. The increase (25.8%) was the result of expanding market share in our feed business.

The hog to corn ratio is a measurement that describes the market price of a hog in relation to the price of corn indicating the relative profitability of hog farming.  During the second quarter of 2009 the hog to corn ratio was 5.83 while during the second quarter of 2010 the hog to corn ratio had deteriorated to 5.08 and dropped as low as 4.98 in mid-April 2010.  These ratios illustrate the high cost of hog feed relative to the market prices of hogs during the period.

This resulted in the margins of both the Company and our customers being reduced.  While we have supported our customers with extended payment terms from time to time, in light of the industry wide operating pressures faced during the second quarter of 2010 we limited this practice thereby reducing accounts receivable approximately $5.6 million from March 31, 2010.

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

During the first six months of 2010, we added 12 independent owned feed distribution chain stores now totaling 1,314 that sell our products exclusively. During the same period, we added 14 commercial farms now totaling 795. Backyard and small farms that raise less than 100 hogs per year per family supply 75% of China’s total annual hog production. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 65% of China’s annual hog production.

We are one of a handful of companies that received “Green Certification” from the Minister of Agriculture of PRC for our premix products under the brand label “BEST.” This means that these products are safe, environmentally friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be certified by the government as “green” unless it is produced using government certified green feed. Having our feed certified as green requires us to adhere to strict operational controls and procedures. This green certification laid the foundation for our hog farms to produce hogs providing high quality “Green” pork products. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

During the second quarter of 2010, revenue in the feed division increased to $26.37 million from $11.14 million in the second quarter of 2009, an increase of 137%. During the second quarter of 2010, revenue continued in line with the results achieved for the previous calendar quarter.  However, during the second quarter of 2010, revenue in our hog production division decreased to $11.29 million from $27.39 million in the second quarter of 2009, a decrease of 59%

The Chinese hog feed market is a 50 million metric ton market where the average producer’s annual production is less than 10,000 metric tons, according to China Research and Intelligence’s research report on the Chinese feed industry 2009-2010.  During the first six months of 2010, we sold a total of 83,657 metric tons as compared to the first six months of 2009 when we sold 43,542 metric tons, representing an increase of 92%.  Our plans for 2010 call for us sell 180,000 metric tons without considering the impact of any acquisitions.

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

During the first six months of 2010 our capital spending consisted of $7.6 million for property, plant and equipment purchases, environmental and other expenditures.

During the first six months of 2010 we sold 270,000 head with an average selling price of $154 per head at an average weight of 88.8kg (196 lbs.)  as compared to the first six months  of 2009 when we sold 318,000 head with an average selling price of $161 per head at an average weight of 90.7kg (200 lbs.).

As a result of our strategic direction to introduce modern western hog production technologies to our existing farm base, we have begun to realize improved operating efficiencies.  We have reduced our operating costs by $8 per head.  During the first six months of 2010, the benefit of these operating efficiencies helped to offset the high cost of corn and soy and weak market prices for hogs.  These efficiencies were achieved in large part as a direct result of our alliances with Hypor and M2P2.

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

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”), we are required to make certain estimates and assumptions that affect the amounts reported therein.  Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events.  However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.  Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates.   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with US GAAP.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete. Inventory obsolescence and excess quantities have historically been minimal.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations when we adopt this update on January 1, 2011.

Results of Operations

Comparison of three months ended June 30, 2010 and June 30, 2009

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenues	$37,662	$38,528	$(866)	-2.2%
Cost of goods sold	$35,103	$33,306	$1,797	5.4%
Gross profit	$2,559	$5,222	$(2,662)	-51.0%
Operating expenses	$4,492	$2,960	$1,532	51.8%
Interest and financing costs	$140	$625	$(485)	-77.6%
Net income	$(2,955)	$1,226	$(4,181)	-341.0%

	2010	2009	Change	Price	Volume
Business segment:
Animal feed nutrition
Volume (metric tons)	41,315	23,300	18,015
Revenue (in 000s)	$28,090	$14,912	$13,178	$890	$12,288
Cost of goods sold (in 000s)	$23,321	$11,810	$11,511	$1,305	$10,206
Gross profit (in 000s)	$4,769	$3,102	$1,667	$(415)	$2,082
Gross profit margin	18.1%	27.9%
Revenue/MT	$680	$640	$40
Cost of goods sold/MT	$560	$510	$50
Gross profit/MT	$120	$130	$(10)

Hog production
Volume (hogs)	95,000	184,000	(89,000)
Revenue (in 000s)	$12,560	$27,622	$(15,062)	$(3,420)	$(11,642)
Cost of goods sold (in 000s)	$14,769	$25,503	$(10,734)	$2,890	$(13,624)
Gross profit (in 000s)	$(2,209)	$2,119	$(4,328)	$(6,310)	$1,982
Gross profit margin	-19.6%	7.7%
Revenue/hog	$131	$150	$(19)
Cost of goods sold/hog	$154	$138	$16
Gross profit/hog	$(23)	$12	$(35)

Revenues. The decrease was due to a 58.8% decrease in hog production revenue offset by a 136.8% increase in animal feed. Hog sales of 95,000 for three months ended June 30, 2010 which was a decrease from total hog sales of 184,000 hogs for the three months ended June 30, 2009.  Animal feed sales volume for three months ended June 30, 2010 exceeded 41,315 metric tons representing a 77% increase in volume over the comparative period of 2009. However, the increase in revenue described above was offset by lower hog sales prices and increases in ingredient costs.

Driving the increase in animal nutrition revenues is the continuing market shift of our customers to complete feeds.  This feed category contributed 14,000 metric tons of the 18,000 combined metric tons of growth.  Condensed feeds contributed additional tonnage of 4,000 with declines of 300 metric tons in our fine feeds category offset by an increase of 300 metric tons in our premix feed type.

The challenges of the market are evident in the results produced by our hog segment.  Hog production shows a revenue decline of $15 million reflecting a decline of $3.4 million due to the rapid decline of market prices for hogs and $11.6 million due to our marketing 89,000 less hogs in 2010 versus 2009.  The price component is indicative of the bringing to market an excessive number of hogs as a carryover from the Chinese New Year’s festival, response to increased costs and the impact of flooding in the regions we conduct business, including Jiangxi province and Guangxi province.  The result is the revenue per hog declined to $131 versus $150 in 2009.  In terms of volume, during the three months ended June 30, 2009, we followed a program of purchasing hogs from outside our system for finishing to market weights to take advantage of profitable market prices.  In 2010, we did not purchase hogs under this program and in combination with vastly reduced revenue per hog and the reduction of our herd of over 19,000 animals due to flooding and its effects (over 16,000) and planned culling of 3,000 sows. Our hog volumes were 89,000 lower in the three months ended June 30, 2010 compared to the same period in 2009.

Cost of Goods Sold. We experienced increases in cost of goods sold for our two business lines during the three months ended June 30, 2010 driven primarily by a 20.0% increase in corn prices over the same period in 2009.   For our feed nutrition segment, the increased tonnage produced an increase in our costs of $10.2 million while ingredient costs reflecting increased costs of corn in the comparative periods, produced cost increases of $1.3 million.  As a result, gross profit reflects a net increase of $1.7 million driven by the aforesaid volumes but reflecting a challenging market in which to pass along all of our cost increases.

Gross Profit. Gross margins decreased to 6.8% from 13.6% during the three months ended June 30, 2010 as compared to the same period in 2009. Our gross profit (loss) margin for the feed and hog segments were 18.1% and (19.6%), respectively for the three months ended June 30, 2010 as compared to 27.9% and 7.7% for three months ended June 30 2009.  The decrease in gross margin is attributed to the 20.0% increase in corn cost and a reduction in the selling price for our hogs over the same period in 2009. The increase in the cost of corn was offset somewhat by actions taken in the first quarter of 2010 including our entry into long-term contracts for key product ingredients which locked in favorable pricing.

Selling, General and Administrative Expenses. Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Our selling expenses for the three months ended June 30, 2010 decreased by approximately $16,000 compared to the corresponding period in 2009. General and administrative expenses for our feed segment increased by approximately $443,000 or 113% from the corresponding period in 2009 principally due to the overall expansion of the feed segment that included increased salary and utility costs. Our corporate expenses also increased by approximately $471,000 or 94% due to higher professional fees, stock incentive compensation, and officer and director compensation.  General and administrative expenses for our hog farms for the three months ended June 30, 2010 increased by approximately $635,000 or 59% over the corresponding period in 2009 to due to an overall increase in expenses associated with expansion of our hog segment and consulting fees paid in connection with establishing our first large western model hog farm.

Interest and Financing Costs. We incurred interest and financing costs of approximately $140,000 and $624,000 during the three months ended June 30, 2010 and 2009, respectively.  The decrease is due to the amortization of debt discounts during the three months ended June 30, 2009 as a result of debt conversion during that period.

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Loss. The decrease in our net income was due to the increase in cost of goods sold and higher operating expenses. We continued to benefit from the tax-exempt status for our hog production business. The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales. We continued to benefit from the tax-exempt status for our hog production business.

Comparison of six months ended June 30, 2010 and June 30, 2009
	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenues	$90,521	$71,957	$18,564	25.8%
Cost of goods sold	$81,642	$60,932	$20,710	34.0%
Gross profit	$8,879	$11,025	$(2,147)	-19.5%
Operating expenses	$9,187	$5,581	$3,606	64.6%
Interest and financing costs	$265	$777	$(513)	-65.9%
Net income	$(1,887)	$4,245	$(6,132)	-144.5%

	2010	2009	Change	Price	Volume
Business segment:
Animal feed nutrition
Volume (metric tons)	83,657	43,542	40,115
Revenue (in 000s)	$56,150	$27,696	$28,454	$1,504	$26,950
Cost of goods sold (in 000s)	$46,917	$22,009	$24,908	$2,402	$22,506
Gross profit (in 000s)	$9,233	$5,687	$3,546	$(898)	$4,444
Gross profit margin	18.2%	26.8%
Revenue/MT	$670	$640	$30
Cost of goods sold/MT	$560	$510	$50
Gross profit/MT	$110	$130	$(20)

Hog production
Volume (hogs)	270,000	318,000	(48,000)
Revenue (in 000s)	$41,616	$51,026	$(9,410)	$(2,103)	$(7,307)
Cost of goods sold (in 000s)	$41,970	$45,688	$(3,718)	$3,709	$(7,427)
Gross profit (in 000s)	$(354)	$5,338	$(5,692)	$(5,812)	$120
Gross profit margin	-0.9%	10.5%
Revenue/hog	$154	$161	$(7)
Cost of goods sold/hog	$156	$144	$12
Gross profit/hog	$(2)	$17	$(19)

Revenues. The decrease was due to a 21.4% decrease in hog production revenue offset by a 166.2% increase in animal feed. Hog sales of 270,000 for six months ended June 30, 2010 as compared to total hog sales of 318,000 hogs for the six months ended June 30, 2009.  Animal feed sales volume for six months ended June 30, 2010 exceeded 83,657 metric tons representing a 92% increase in volume over the comparative period of 2009. However, the increase in revenue described above was offset by lower hog sales prices and increases in ingredient costs.

Our animal nutrition segment contributed increased revenues of $28.5 million from increased volumes of complete feed (31, 400 metric tons), condensed feed (7,600 metric tons) and premix feed (1,400 metric tons) slightly offset by a decline in fine feed of 300 metric tons.  The referenced volume increases are primarily indicative of the ongoing shift of our customers to complete feeds and to a lesser degree, but of note, to our condensed feed.   The pricing component yielded $1.5 million of the revenue increase more than offset by increases to our ingredient costs aggregating at $2.4 million.  Our volumes increased our cost of sales by $22.5 million.  Overall, animal feed contributed $3.5 million to the Company’s gross profit.

The decline in our hog segment brought the revenue for the six months ended June 30, 2010 down by $9.4 million to $41.6 million from $51.0 million reflecting the fact that we did not purchase hogs outside of our internal production capabilities for the purpose of finishing them (48,000 of hogs with causing a $7.3 million impact to revenue) and declining market prices ($154 per hog in 2010 versus $161 per hog in 2009) driving an unfavorable impact to revenue of $2.1 million.

Cost of Goods Sold. We experienced increases in cost of goods sold for our two business lines during the six months ended June 30, 2010 driven primarily by a 20.0% increase in corn prices over the same period in 2009.  Our cost of goods sold for the hog segment for the six months ended June 30, 2010 showed a decline of $3.7 million of which $10.7 million occurred in the second quarter reflecting reduced sales of hogs (48,000 with a $7.4 million impact) in line with the decline of revenue and offset by increased costs of production ($3.7 million) influenced by increased costs of feed and the reduction of our herd of over 19,000 animals due to flooding and its effects (over 16,000) and planned culling of 3,000 sows.

Gross Profit. Gross margins decreased to 9.8% from 15.3% during the six months ended June 30, 2010 as compared to the same period in 2009. Our gross profit (loss) margin for the feed and hog segments were 18.2% and (0.9%), respectively for the six months ended June 30, 2010 as compared to 26.8% and 10.5% for six months ended June 30 2009.  The decrease in gross margin is attributed to the 20.0% increase in corn cost and a reduction in the selling price for our hogs over the same period in 2009. The increase in the cost of corn was offset somewhat by actions taken in the first quarter of 2010 including our entry into long-term contracts for key product ingredients which locked in favorable pricing.

Selling, General and Administrative Expenses. Our selling expenses for the six months ended June 30, 2010 increased by approximately $151,000 compared to the corresponding period in 2009. General and administrative expenses for our feed segment increased by approximately $869,000 or 116% from the corresponding period in 2009 principally due to the overall expansion of the feed segment that included increased salary and utility costs. Our corporate expenses also increased by approximately $1,375,000 or 158% due to higher professional fees, stock incentive compensation, and officer and director compensation.  General and administrative expenses for our hog farms for the six months ended June 30, 2010 increased by approximately $1,212,000 or 58% over the corresponding period in 2009 to due to an overall increase in expenses associated with expansion of our hog segment and consulting fees paid in connection with establishing our first large western model hog farm.

Interest and Financing Costs. We incurred interest and financing costs of approximately $265,000 and $777,000 during the six months ended June 30, 2010 and 2009, respectively.  The decrease is due to the amortization of debt discounts during the three months ended June 30, 2009 as a result of debt conversion during that period.

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Some of our feed manufacturing companies benefit from exemption from value-added tax.

Net Loss. The decrease in our net income was due to the increase in cost of goods sold and higher operating expenses. We continued to benefit from the tax-exempt status for our hog production business. The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales. We continued to benefit from the tax-exempt status for our hog production business.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At June 30, 2010, we had $24.0 million in cash and cash equivalents on hand.

During first quarter of 2008, we completed two financings.  We received aggregate gross proceeds of $22 million through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19 million through the issuance of three-year convertible notes bearing interest at 7% and convertible into common stock at $10 per share.  In connection with the convertible notes, we issued 380,000 warrants that are exercisable immediately and have a $10 strike price.  The exercise price on the warrants was subsequently reduced to $5 per share.  We paid offering costs of $3,432,670 related to the sale of shares and $1,716,666 related to the issuance of the convertible notes.

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

On September 9, 2009, we entered into an Equity Credit Agreement with an institutional investor, which was amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, we also issued warrants to purchase an additional 400,000 shares of its common stock during a five year period at an exercise price of $5.75 per share.  This transaction closed on September 9, 2009.  On August 4, 2010 we issued 1,152,516 shares of our common stock in connection with this Equity Credit Agreement for gross proceeds of $3,000,000.

During 2009, certain warrant holders exercised 3,225,004 warrants that resulted in gross proceeds of $8,062,510.

As of June 30, 2010, we had short-term loans outstanding of $4,419,000. The loan was entered into during the second quarter of 2009.  The note was renewed in May 2010 and is due on May 4, 2011.

During the six months ended June 30, 2010, we used $2.9 million of cash from our operating activities. The cash used was primarily a result of the net loss including noncontrolling interest, an increase in accounts receivable and inventory offset by an increase in accounts payable and other payables.

We used approximately $10.8 million in investing activities during the six months ended June 30, 2010 all of which was for the acquisition of property and equipment.

We used $4,821 in cash from financing activities as a result of the purchase of the noncontrolling interest in two subsidiaries and the contribution from a noncontrolling interest.

At June 30, 2010, our accounts receivable balance was approximately $17.4 million, an increase of $3.0 million from December 31, 2009.

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

Contractual Obligations

No contractual obligation occurred during the six months ended June 30, 2010 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

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

Interest Rate Risk

We have interest rate risk related to the short-term notes entered; however, we do not believe this interest rate risk is significant.

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

AgFeed Industries, Inc.

August 9, 2010	By:	/s/ Xiong Junhong
Xiong Junhong
Chief Executive Officer (Principal Executive Officer)

August 9, 2010	By:	/s/ Selina Jin
Selina Jin
Chief Financial Officer
(Principal Financial and Accounting Officer)