Form 10-Q
period 2010-09-30
Agfeed Industries, Inc
filed 2010-11-09
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Yes ☐      No ☒

On November 8, 2010, 51,350,213 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,100,754	$37,580,154
Accounts receivable, net of allowance for doubtful accounts
of $536,110 and $415,765	19,928,454	14,397,793
Advances to suppliers	3,162,906	1,173,941
Other receivables	2,997,889	2,186,643
Inventory	85,479,143	23,835,412
Prepaid expenses	3,466,898	1,325,150
Debt issue costs	12,201	34,706

Total current assets	134,148,245	80,533,799

PROPERTY AND EQUIPMENT, net	59,772,190	26,991,851
CONSTRUCTION-IN-PROCESS	3,885,369	7,615,132
INTANGIBLE ASSETS, net	33,369,685	43,808,499
OTHER ASSETS	9,649,949	3,998,739

TOTAL ASSETS	$240,825,438	$162,948,020

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan	$4,491,000	$4,401,000
Accounts payable	10,874,229	6,162,385
Other payables	10,197,392	1,892,858
Unearned revenue	225,970	582,266
Accrued expenses	2,757,467	83,649
Accrued payroll	1,628,990	975,485
Tax and welfare payable	1,926,760	396,370
Interest payable	409,391	120,419
Current portion of long-term debt	1,400,000	-
Convertible notes, net of discount of $28,713	971,287	-

Total current liabilities	34,882,486	14,614,432

CONVERTIBLE NOTES, net of debt discount of $81,675	-	918,325
ACQUISITION NOTE PAYABLE	9,621,434	-
LINE OF CREDIT	36,007,752	-
LONG-TERM DEBT	15,749,697	-

TOTAL LIABILITIES	96,261,369	15,532,757

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized;
51,736,908 issued and 51,350,213 outstanding at September 30, 2010
44,510,558 issued and 44,143,263 outstanding at December 31, 2009	51,738	44,511
Additional paid-in capital	128,774,415	109,281,086
Deferred compensation	(2,710,840)	-
Other comprehensive income	6,758,081	4,176,450
Statutory reserve	5,477,401	4,685,115
Treasury stock (386,695 shares)	(1,858,942)	(1,811,746)
Retained earnings	7,895,078	31,210,563
Total AgFeed stockholders' equity	144,386,931	147,585,979
Noncontrolling interest (deficit)	177,138	(170,716)
Total equity	144,564,069	147,415,263

TOTAL LIABILITIES AND EQUITY	$240,825,438	$162,948,020

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$53,606,079	$45,115,442	$144,127,101	$117,072,486

Cost of goods sold	49,284,430	37,554,278	130,926,892	98,486,258

Gross profit	4,321,649	7,561,164	13,200,209	18,586,228

Operating expenses
Selling expenses	1,062,866	960,574	3,076,806	2,823,783
General and administrative expenses	5,020,641	2,888,845	12,193,722	6,606,537
Impairment of intangible assets	16,752,201	-	16,752,201	-
Total operating expenses	22,835,708	3,849,419	32,022,729	9,430,320

Income (loss) from operations	(18,514,059)	3,711,745	(18,822,520)	9,155,908

Non-operating income (expense):
Other expense	(192,828)	(387,979)	(643,735)	(384,503)
Interest income	54,903	75,344	140,976	188,460
Interest and financing costs	(290,911)	(192,963)	(555,752)	(970,391)
Foreign currency transaction gain (loss)	(35,380)	(18,121)	(56,014)	(14,819)

Total non-operating expense	(464,216)	(523,719)	(1,114,525)	(1,181,253)

Income (loss) before provision for income taxes	(18,978,275)	3,188,026	(19,937,045)	7,974,655

Provision for income taxes	1,758,556	292,647	2,853,275	794,155

Net income (loss) including noncontrolling interest	(20,736,831)	2,895,379	(22,790,320)	7,180,500

Less: Net income (loss) attributed to noncontrolling interest	(100,966)	(962)	(267,121)	39,067

Net income (loss) attributed to AgFeed	(20,635,865)	2,896,341	(22,523,199)	7,141,433

Other comprehensive income
Foreign currency translation gain	2,282,185	168,640	2,581,631	20,739

Comprehensive Income (loss)	$(18,353,680)	$3,064,981	$(19,941,568)	$7,162,172

Weighted average shares outstanding :
Basic	48,486,839	42,420,914	46,137,142	39,984,438
Diluted	48,486,839	43,329,228	46,137,142	40,641,679

Earnings (loss) per share attributed to AgFeed common stockholders:
Basic	$(0.43)	$0.07	$(0.49)	$0.18
Diluted	$(0.43)	$0.07	$(0.49)	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(22,790,320)	$7,180,500
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	2,310,313	1,952,213
Amortization	98,604	49,286
Loss on disposal of assets	1,345,688	882,854
Impairment of intangible asset	16,752,201	-
Stock based compensation	225,844	427,551
Issuance of common stock for services	1,127,160	-
Amortization of debt issuance costs	22,505	203,932
Amortization of discount on convertible debt	52,962	479,920
(Increase) / decrease in assets:
Accounts receivable	(1,315,378)	(6,759,546)
Other receivables	(978,420)	1,201,329
Inventory	289,980	(1,777,302)
Advances to suppliers	(1,931,073)	(716,870)
Prepaid expenses	(516,064)	(340,333)
Other assets	-	(244,980)
Increase / (decrease) in current liabilities:
Accounts payable	329,240	1,624,279
Other payables	(1,747,900)	(2,347,476)
Unearned revenue	(361,807)	43,465
Accrued expenses	1,128,689	287,838
Accrued payroll	(198,908)	(132,716)
Tax and welfare payable	1,518,678	(80,312)
Interest payable	155,375	(18,608)

Net cash provided by (used in) operating activities	(4,482,631)	1,915,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases/deposits for property and equipment	(15,226,109)	(7,486,470)
Purchase of intangible assets	(117,854)	(35,314)
Cash paid for purchase of subsidiaries	(11,322,824)	(2,518,089)
Cash acquired with acquisition of subsidiary	211,124	-
Cash from the sale of subsidiary	-	835,770

Net cash used in investing activities	(26,455,663)	(9,204,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	13,000,000	10,000,000
Offering costs paid	-	(1,740,072)
Purchase of treasury stock	(47,196)	-
Repayment of borrowings under line of credit facility, net	(767,669)	-
Proceeds from short-term loans	-	4,541,500
Proceeds from exercise of warrants	-	6,580,010
Capital contributed by noncontrolling interest holders	401,282	118,664
Repayment of contribution of noncontrolling interest holders	-	(586,800)
Purchase of noncontrolling interest in majority owed hog farms	(406,103)	-

Net cash provided by financing activities	12,180,314	18,913,302

Effect of exchange rate changes on cash and cash equivalents	278,580	16,652

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(18,479,400)	11,640,875

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	37,580,154	24,839,378

CASH & CASH EQUIVALENTS, ENDING BALANCE	$19,100,754	$36,480,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$214,609	$212,414
Income taxes paid	$1,483,837	$616,693

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Lines of Business

AgFeed Industries, Inc. formerly known as Wallace Mountain Resources Corp., (hereinafter referred to as the “Company” or “AgFeed”) was incorporated in the State of Nevada on March 30, 2005.

The Company is engaged in the animal nutrition premix, concentrate and complete feeds business and commercial hog production business in the United States and China through its operating subsidiaries.

The Company’s animal nutrition business consists of the manufacture, marketing and sale of premix, concentrate and complete feed for use in the Chinese animal husbandry markets almost exclusively for hog production. Premix is an animal feed additive that is used in commercial animal production worldwide. The Company has been almost exclusively in the premix feed business since 1995 and now operate five premix, concentrate and complete feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan. The Company is expanding its concentrate and complete feed lines to meet the growing demand of commercial producers as they modernize their production technology and focus on the requirements of the food safety laws.

The Company entered the hog breeding and production business in China in November 2007. In this business, the Company mainly produces hogs for processing and sell breeding stock. The Company currently has two breeder farms and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.

The Company entered the hog breeding and production business in the United States in September 2010 with the acquisition of M2 P2, LLC (“M2P2”) (see Note 3).  The purchase of M2P2 allowed the Company to establish hog farm operations in the United States and obtain a breadth and depth of human resources that it expects to be instrumental in the development of the Company’s western-style hog farms in China.  M2P2 operates hog farms and facilities in Colorado, Oklahoma, North Carolina and Iowa. The operating results of M2P2 are included in the accompanying consolidated statements of operations from the acquisition date.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AgFeed Industries, Inc. and its wholly-owned and majority-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles US GAAP. The Company’s Chinese subsidiaries’ functional currency is the Chinese Yuan Renminbi (“RMB”) and the Company’s United States subsidiaries’ functional currency is the Unites States Dollar (“USD”).  The accompanying consolidated financial statements have been translated and presented in United States Dollars ("USD").

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Non-controlling Interest

In 2008, the Company purchased interests in 29 producing hog farms and one feed company ranging from 55% to 100%.   The Company subsequently purchased the non-controlling interest in certain of these hog farms.

Effective January 1, 2009, the Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented.

The net income (loss) attributed to the NCI was separately designated in the accompanying statements of operations and other comprehensive income (loss). Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in RMB and the accounts of the U.S. parent company and U.S. subsidiaries are maintained in USD. The accounts of the Chinese subsidiaries were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries. According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statements of income.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

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

Inventory consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
		(audited)
Raw material	$11,263,848	$7,638,999
Work in Process	89,936	84,494
Finished Goods - feed	1,792,906	460,349
Finished Goods - hogs	72,435,937	15,703,127
	85,582,627	23,886,969

Less: reserve for obsolescence	(103,484)	(51,557)
	$85,479,143	$23,835,412

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

The following are the details of property and equipment at September 30, 2010 and December 31, 2009:

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

	September 30,	December 31,
	2010	2009
		(audited)
Office equipment	$1,441,868	$525,991
Operating equipment	14,286,263	4,655,298
Vehicles	1,004,350	871,058
Swine for reproduction	17,530,019	13,432,353
Land	752,500	-
Buildings	30,871,841	11,659,693
Total	65,886,841	31,144,393

Less accumulated depreciation	(6,114,651)	(4,152,542)

	$59,772,190	$26,991,851

Construction-in-Process

Construction-in-process consists of amounts expended for building construction. Once building construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  The Company assesses goodwill for impairment annually, or more frequently if circumstances warrant a review.  An impairment loss is recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis.  The extreme operating conditions that the Company has experienced during 2010 has lead to a full review of its established Chinese production system (the farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it cannot sustain a high enough level of profitability to support the original acquisition values and resulting goodwill.  As a result of this review, management determined that a write down of intangible assets of $16,752,201 was necessary.

Intangible Assets

The following are the details of intangible assets at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
		(audited)
Right to use land	$772,563	$825,007
Customer list	5,699,400	293,400
Computer software	312,901	159,894
Intangible related to hog farm acquisitions	26,866,161	42,744,247
Total	33,651,025	44,022,548

Less Accumulated amortization	(281,340)	(214,049)

Intangibles, net	$33,369,685	$43,808,499

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all Chinese land. Generally, the Company leases, through its PRC subsidiaries, land pursuant to land use contracts with the PRC government for periods of 30 to 50 years. Accordingly, the right to use land for these companies is amortized over 50 years or the lease term, if shorter, and the computer software is amortized over three to nine years. For hog farms, the Company generally signed land leases with original owners of the farms.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2010 and 2009 were not significant.

Research and Development

The Company expenses its research and development costs as incurred. Research and development costs for the three and nine months ended September 30, 2010 and 2009 were not significant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 210,000 options outstanding as of September 30, 2010.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	48,486,839	$(0.43)	42,420,914	$0.07
Effect of dilutive stock options and warrants	-	-	908,314	-
Diluted earnings (loss) per share	48,486,839	$(0.43)	43,329,228	$0.07

Nine months ended September 30,	2010		2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	46,137,142	$(0.49)	39,984,438	$0.18
Effect of dilutive stock options and warrants	-	-	657,241	-
Diluted earnings (loss) per share	46,137,142	$(0.49)	40,641,679	$0.18

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has four reportable segments (See Note 13).  The Company had previously reported its feed operations as three separate segments since the three operations were located in different Provinces.  The Company determined its feed operations should be reported as one segment.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.


Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 825.

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC Topic 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Purchase of M2P2, LLC

On September 13, 2010, pursuant to a Membership Purchase Agreement (the “Purchase Agreement”), the Company acquired all of the outstanding equity interests of M2P2 from AF Sellco, LLC.  In connection with closing, the Company delivered to AF Sellco, LLC (i) an amount in cash equal to approximately $11,323,000, (ii) 1,194,641 shares of common stock, and (iii) a promissory note in the amount of approximately $8,877,000.  Concurrently, the Company deposited in an escrow account (i) an amount in cash equal to approximately $1,258,000, (ii) 137,737 shares of common stock, and (iii) a promissory note in the amount of approximately $986,000.  Consideration equal to approximately $1,834,000 will be released from the escrow account to AF Sellco, LLC. The shares of common stock issued pursuant to the Purchase Agreement are subject to a lock-up period ending on March 13, 2012.  However, during this lock-up period, one-third of the common stock shall be released from the lock-up restriction on each 6-month anniversary of the closing of the transaction.  The Company granted AF Sellco, LLC a perfected first-priority lien on, and security interest in, all of the outstanding equity interests of M2P2 as collateral security for the Company’s obligations on the promissory notes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$211,124
Accounts receivable	3,879,200
Inventories	61,424,320
Prepaid assets	1,556,438
Other assets	89,611
Property and equipment	22,095,924
Customer list	5,400,000
Accounts payable	(4,266,714)
Other payables	(9,009,231)
Accrued expenses	(1,619,912)
Accrued payroll	(837,744)
Interest payable	(133,597)
Line of credit	(36,775,421)
Notes payable	(17,149,697)
Purchase price	$24,864,301

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

The customer list purchased in the transaction is being amortized over 5-7 years.

The purchase of M2P2 allowed the Company to establish hog farm operations in the United States and obtain a breadth and depth of human capital that we expect to be instrumental in the development of our western-style hog farms in China as well as our future harvest strategy.  Furthermore, we believe that M2P2 provides the Company with a platform from which growth opportunities in the U.S. can be pursued.  The operating results of M2P2 are included in the accompanying consolidated statements of operations from the acquisition date.  M2P2’s operating results from the acquisition date to September 30, 2010 are as follows:

Revenue	$10,254,534
Cost of goods sold	9,746,489
Gross profit	508,045
Operating expenses	265,272
Income from operations	242,773
Net income	140,482

The pro forma financial information that the consolidated operations of the Company as if the M2P2 acquisition had occurred as of January 1, 2010 is presented below.

	Nine Months ended September 30, 2010
	AgFeed	M2P2(4)	Adjustments		Pro forma

Revenues	$144,127,101	$125,661,531	$-		$269,788,632
Cost of goods sold	130,926,892	119,209,926	-		250,136,818
Gross profit	13,200,209	6,451,605	-		19,651,814
Operating expenses	15,270,528	1,702,859	578,571	(1)	17,551,958
Impairment of intangible assets	16,752,201	-	-		16,752,201
Income from operations	(18,822,520)	4,748,746	(578,571)		(14,652,345)
Non-operating expense	(1,114,525)	(1,776,739)	(577,286)	(2)	(3,468,550)
Income before provision for income taxes	(19,937,045)	2,972,007	(1,155,857)		(18,120,895)
Provision for income taxes	2,853,275		726,460	(3)	3,579,735
Net income including non-controlling interest	(22,790,320)	2,972,007	(1,882,317)		(21,700,630)
Net loss attributed to non-controlling interest	(267,121)	-	-		(267,121)
Net income (loss) attributed to AgFeed	$(22,523,199)	2,972,007	(1,882,317)		$(21,433,509)
Basic (loss) per share	$(0.49)				$(0.45)

(1) To record amortization of purchased intangibles.
(2) To record interest on $9.6 million promissory note in connection with the acquisition of M2P2.
(3) To record tax provision of 40% (combined US federal and state income tax rate) since M2P2 as a limited liability company did not provide for income taxes; and to record tax effects of other pro forma adjustments.

(4) Results of M2P2 are from January 1, 2010 to the date of acquisition.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

The pro forma financial information that the consolidated operations of the Company as if the M2P2 acquisition had occurred as of January 1, 2009 is presented below.

	Nine Months ended September 30, 2009
	AgFeed	M2P2	Adjustments			Pro forma

Revenues	$117,072,486	$131,660,641	$			$248,733,127
Cost of goods sold	98,486,258	125,852,208				224,338,466
Gross profit	18,586,228	5,808,433		-		24,394,661
Operating expenses	9,430,320	1,849,925		578,571	(1)	11,858,816
Income from operations	9,155,908	3,958,508		(578,571)		12,535,845
Non-operating expense	(1,181,253)	(2,470,181)		(577,286)	(2)	(4,228,720)
Income before provision for income taxes	7,974,655	1,488,327		(1,155,857)		8,307,125
Provision for income taxes	794,155			132,988	(3)	927,143
Net income including non-controlling interest	7,180,500	1,488,327		(1,288,845)		7,379,982
Net income attributed to non-controlling interest	39,067					39,067
Net income (loss) attributed to AgFeed	$7,141,433	1,488,327		(1,288,845)		$7,340,915
Basic earnings per share	$0.18					$0.18

(1) To record amortization of purchased intangibles.
(2) To record interest on $9.6 million promissory note in connection with the acquisition of M2P2.
(3) To record tax provision of 40% (combined US federal and state income tax rate) since M2P2 as a limited liability company did not provide for income taxes; and to record tax effects of other pro forma adjustments.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Note 4 – Convertible Notes and Warrants

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch (collectively the “Investors”) in connection with a private placement providing for, among other things, the issuance of senior convertible notes (the “Notes”) for $19 million and warrants (the “Warrants”) to purchase up to 380,000 shares of the Company’s common stock $0.001 par value per share. The Notes mature on February 25, 2011, bear interest at 7% and are convertible into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The conversion price is subject to a “weighted average ratchet” anti-dilution adjustment. The conversion price is also subject to adjustment on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.  Due to the Company not generating $30 million net income for the year ended December 31, 2008, the conversion price on the Notes was reduced to $5.00. Due to the re-pricing of the conversion price, the Company recorded financing cost of $267,748 during the year ended December 31, 2008, which represented the difference between the fair value of the conversion feature at a $5.00 conversion price and the original $10.00 conversion price. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is amortized over the life of the Notes. For the three and nine months ended September 30, 2010 and 2009, the Company amortized $7,584 and $22,505 and $7,584 and $203,932, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

The Warrants are immediately exercisable, expire on February 25, 2011 and entitled their holders to purchase up to $3,800,000 of shares of common stock at an initial exercise price of $10.00 per share.

The exercise price of the Warrants is subject to a “weighted average ratchet” anti-dilution adjustment. The exercise price is also subject to adjustment, on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00. Due to the Company not generating $30 million net income for the year ended December 31, 2008, the exercise price on the Warrants was reduced to $5.00. Due to the re-pricing of the exercise price, the Company recorded financing cost of $22,782 in 2008, which represented the difference between the fair value of the $5.00 exercise price and the original $10.00 exercise price. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: expected life of 2.2 years, a risk free interest rate of 2.0%, a dividend yield of 0% and volatility of 102%.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

The Warrants granted to the Investor on February 25, 2008 and conversion feature in the above Notes are not considered derivative instruments that need to be bifurcated from the original security since the Warrants and the conversion price of the Notes have a floor of $5.00, which means the Company can determine the maximum shares that could be issued upon conversion. The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model and the following assumptions:  expected life of 1 year, a risk free interest rate of 2.10%, a dividend yield of 0% and volatility of 70%. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes was $4,039,885 and is being amortized over the term of the Notes. For the three and nine months ended September 30, 2010 and 2009, the Company amortized $17,848 and $52,962 and $17,848 and $479,921, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the years ended December 31, 2009 and 2008, $2,800,000 and $15,200,000, respectively, of the Notes were converted into 560,000 and 1,520,000, respectively, shares of common stock.

Note 5 – Short-Term Loans

Short-term loans at September 30, 2010 and December 31, 2009 are follows:

	September 30,	December 31,
	2010	2009
		(audited)

Short-term bank loan payable to Shanghai Pudong Development Bank. The loan accrues interest at 5.84%. The note was renewed in May 2010 and is due May 4, 2011. The loan is collateralized by buildings and land use	$4,491,000	$4,401,000

Note 6 – Acquisition Note Payable

In connection with the acquisition of M2P2, the Company issued a promissory note payable in the amount of $9,621,434.  The note bears interest at a rate of 8.0% per year, with payable quarterly in cash on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2010.  The Company will make interest only payments until June 30, 2012 and thereafter it will make amortizing principal and interest payments with the last payment due on September 30, 2020.

Note 7 – Line of Credit

The Company’s wholly-owned subsidiary, M2P2 has a $65 million senior revolving loan facility that expires on June 1, 2012. The first $25 million borrowed under the facility bears interest at 3.95%; and the remaining amount borrowed under the facility bears interest at the 1-month LIBOR plus 3.25% (3.50% at September 30, 2010).  $300,000 of the facility is being used for a letter of credit bearing a variable rate with the State of Colorado and is not accessible for borrowing until the letter of credit is released. Borrowings are limited to the lesser of $64.7 million or a defined borrowing base (approximately $55.3 million at September 30, 2010) based primarily on inventory and receivables.  This facility is collateralized by substantially all of the assets of M2P2 and has various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Note 8 – Long-Term Debt

Long- term loans at September 30, 2010 and December 31, 2009 are follows:

	September 30, 2010	December 31, 2009
		(audited)

Note payable, bearing interest at the prime rate plus 2% (5.25% at September 30, 2010) and payable on November 25, 2018. The note is secured by the M2P2’s 100% interest in Heritage Farms LLC and is subordinated to certain senior debt.	$3,500,000	$-

Senior term loan - $6 million; bears interest at 5.0%; quarterly installments of $250,000 plus interest with remaining balance is due April 1, 2013. (A)	6,000,000	-

Senior term loan - $7.6 million; $6.1 million of the loan bears interest at 5.0% and the $1.5 million remaining balance bears interest at the 3-month LIBOR plus 1.75% (2.05% at September 30, 2010); payments are due in monthly installments of approximately $85,000. The remaining balance is due March 1, 2020. (A)	7,649,697	-
	17,149,697	-
Less current portion	(1,400,000)	-
	$15,749,697	$-

(A)
These borrowings are collateralized by substantially all of the assets of M2P2 and have various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

Note 9 – Stockholders’ Equity

Treasury Stock

During the quarter ended September 30, 2010, the Company purchased 19,400 shares of its common stock on the open market (treasury shares) for $47,196.  The Company accounted for the purchase of these treasury shares using the cost method.

Common Stock

On January 4, 2010, the Company approved grants of 760,000 shares of restricted stock to certain officers, directors and key employees.  The restricted stock awards have vesting schedules ranging from 1 to 3 years.  The value of the awards granted was $3,838,000, which was calculated using the fair market value of the Company’s stock price at the date of grant.  This amount is being expensed over the vesting period as the restrictions lapse.  The expense recognized during the three and nine months ended September 30, 2010 was $375,720 and $1,127,160, respectively.  The amount not expensed is shown as deferred compensation as a contra-equity account in the accompanying consolidated balance sheet.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Equity Credit Agreement

On September 9, 2009, the Company entered into an Equity Credit Agreement with Southridge Partners II, LP (“Southridge”), amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued Southridge a warrant to purchase an additional 400,000 shares of its common stock during a five-year period at an exercise price of $5.75 per share.  The fair value of the warrant was charged to additional paid in capital as it was issued in connection with an equity instrument.  During the quarter ended September 30, 2010, the Company issued 5,029,762 shares of its common stock for $13,000,000 in connection with this Equity Credit Agreement.

Note 10 – Employee Common Welfare

The total expense for the employee common welfare was $147,664 and $44,548 for the three months ended September 30, 2010 and 2009, respectively, and was $308,917 and $259,747 for the nine months ended September 30, 2010 and 2009, respectively.  The Company recorded welfare payable of $0 and $1,940 at September 30, 2010 and December 31, 2009, respectively, which is included in tax and welfare payable in the accompanying consolidated balance sheet.

Note 11 – Statutory Common Welfare Fund

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

The Company appropriated $269,404 and $392,074 as reserve for the statutory surplus reserve and welfare fund for the three months ended September 30, 2010 and 2009, respectively and $792,286 and $994,462 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2010 and 2009, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Note 12 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	210,000	$8.42	3.74	$51,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2010	210,000	$8.42	2.99	$-

Exercisable, September 30, 2010	129,999	$9.27	2.91	$-

The exercise price for options outstanding at September 30, 2010 is as follows:

Number of Options	Exercise Price
30,000	$3.30
20,000	$8.85
160,000	$9.32
210,000

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value
Outstanding, December 31, 2009	2,607,635	$4.72	3.61	$2,142,218
Granted	-	-
Forfeited/canceled	(403,200)	$5.74
Exercised	-	-
Outstanding, September 30, 2010	2,204,435	$4.53	2.67	$46,000

Exercisable, September 30, 2010	2,204,435	$4.53	2.67	$46,000

The exercise price for warrants outstanding at September 30, 2010 is as follows:

Number of Warrants	Exercise Price
575,000	$2.50
1,409,435	$4.50
220,000	$10.00
2,204,435

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Note 13 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix, concentrates and complete feeds and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in four segments:  animal feed nutrition, hog production – United States and hog production – China and Western style hog farms in China.

The following tables summarize segment information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues from unrelated entities
Animal feed nutrition	$27,276,285	$17,150,476	$77,935,235	$38,400,249
Hog production - United States	10,254,534	-	10,254,534	-
Hog production - China	16,075,260	27,964,966	55,937,332	78,672,237
	$53,606,079	$45,115,442	$144,127,101	$117,072,486

Intersegment revenues
Animal feed nutrition	$2,749,286	$3,343,116	$8,240,222	$9,789,287
Hog production - United States	-	-		-
Hog production - China	724,445	232,027	2,508,584	550,882
	$3,473,731	$3,575,143	$10,748,806	$10,340,169

Total revenues
Animal feed nutrition	$30,025,571	$20,493,592	$86,175,457	$48,189,536
Hog production - United States	10,254,534	-	10,254,534	-
Hog production - China	16,799,705	28,196,993	58,445,916	79,223,119
Less Intersegment revenues	(3,473,731)	(3,575,143)	(10,748,806)	(10,340,169)
	$53,606,079	$45,115,442	$144,127,101	$117,072,486

Gross profit (loss)
Animal feed nutrition	$4,831,278	$3,865,007	$14,064,015	$9,552,365
Hog production - United States	508,045	-	508,045	-
Hog production - China	(1,017,674)	3,696,157	(1,371,851)	9,033,863
Western style hog farms	-	-	-	-
Holding Company	-	-	-	-
	$4,321,649	$7,561,164	$13,200,209	$18,586,228

Income (loss) from operations
Animal feed nutrition	$2,877,192	$2,105,772	$8,507,355	$5,231,919
Hog production - United States	242,773	-	242,773	-
Hog production - China	(19,550,342)	2,265,649	(22,840,159)	5,452,101
Western style hog farms	(222,957)	-	(628,463)	-
Holding Company	(1,860,725)	(659,676)	(4,104,026)	(1,528,112)
	$(18,514,059)	$3,711,745	$(18,822,520)	$9,155,908

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income
Animal feed nutrition	$29,364	$19,911	$85,545	$68,770
Hog production - United States	-	-	-	-
Hog production - China	18,110	8,780	35,380	19,093
Western style hog farms	-	-	-	-
Holding Company	7,429	46,653	20,051	100,597
	$54,903	$75,344	$140,976	$188,460

Interest and financing costs
Animal feed nutrition	$110,249	$85,632	$289,860	$100,991
Hog production - United States	102,291	-	102,291	-
Hog production - China	-	64,011	-	71,156
Western style hog farms	-	-	-	-
Holding Company	78,371	43,320	163,601	798,244
	$290,911	$192,963	$555,752	$970,391

Income tax expense (benefit)
Animal feed nutrition	$443,904	$292,647	$1,538,623	$794,155
Hog production - United States	-	-	-	-
Hog production - China	-	-	-	-
Western style hog farms	-	-	-	-
Holding Company	1,314,652	-	1,314,652	-
	$1,758,556	$292,647	$2,853,275	$794,155

Net income (loss)
Animal feed nutrition	$2,633,390	$1,756,494	$7,071,130	$4,689,193
Hog production - United States	140,482	-	140,482	-
Hog production - China	(20,070,651)	1,802,712	(23,816,237)	4,677,829
Western style hog farms	(144,922)	-	(408,501)	-
Holding Company	(3,194,164)	(662,865)	(5,510,073)	(2,225,589)
	$(20,635,865)	$2,896,341	$(22,523,199)	$7,141,433

Provision for depreciation
Animal feed nutrition	$90,254	$33,626	$309,690	$202,685
Hog production - United States	98,240	-	98,240	-
Hog production - China	545,886	635,628	1,902,383	1,749,528
	$734,380	$669,254	$2,310,313	$1,952,213

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

	As of	As of
	September 30,	December 31,
	2010	2009
Total assets		(audited)
Animal feed nutrition	$41,753,390	$38,142,821
Hog production - United States	92,916,878	-
Hog production - China	98,446,811	110,718,199
Western style hog farms	125,605	-
Holding Company	7,582,754	14,087,000
	$240,825,438	$162,948,020

Intangible assets
Animal feed nutrition	$3,384,947	$3,419,141
Hog production - United States	5,400,000	-
Hog production - China	24,466,884	40,389,358
Western style hog farms	-	-
Holding Company	117,854	-
	$33,369,685	$43,808,499

Net Income

Net income for the nine months ended September 30, 2010 was reduced by $2,764,133 for one-time non-recurring charges.  These include professional fees and expenses associated with the proposed “carve-out” of the animal nutrition business of $393,638 and a PRC tax payment associated with the corporate reorganization necessary to facilitate the animal nutrition “carve-out” of $1,314,652.  In addition the Company incurred one-time professional fees and expenses of $1,055,833 in connection with the acquisition of M2P2.

Note 14 – Commitments

At September 30, 2010, the Company had commitments to expend approximately $1,285,000 for construction in process and growing breeder hogs.

Note 15 – Acquisition and Dispositions

During the nine months ended September 30, 2010, the Company purchased the non-controlling interest of 10% and 20% in two hog farms for $230,063 and $176,040, respectively.  As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $219,158 and $146,144, respectively, was recorded against additional paid in capital.  In addition during the nine months ended September 30, 2010, in connection with the Company’s purchase of M2P2, the Company indirectly acquired an additional 20% ownership in a joint venture that had negative equity.  As a result the Company has recorded $246,559 against additional paid in capital.

Note 16 – Subsequent Events

On October 8, 2010, AgFeed Animal Nutrition Holdings, Inc. (“AANI”) filed a registration statement on Form F-1 with the Securities and Exchange Commission in connection with the initial public offering of its Class A ordinary shares.  AANI is the Company’s wholly-owned subsidiary formed to operate the Company’s animal nutrition business in the PRC.

Effective November 9, 2010, Edward Pazdro became Acting Chief Financial Officer of AgFeed Industries, Inc. and assumed the responsibilities of serving as its Principal Financial Officer and Principal Accounting Officer.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the animal nutrition premix, concentrate and complete feeds business and commercial hog production business in the United States and China through our operating subsidiaries.

Our animal nutrition business consists of the manufacture, marketing and sale of premix, concentrate and complete feed for use in the Chinese animal husbandry markets almost exclusively for hog production. Premix is an animal feed additive that is used in commercial animal production worldwide. We have been almost exclusively in the premix feed business since 1995 and now operate five premix, concentrate and complete feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan. We are expanding our concentrate and complete feed lines to meet the growing demand of commercial producers as they modernize their production technology and focus on the requirements of the food safety laws.

We entered the hog breeding and production business in China in November 2007. In this business, we mainly produce hogs for processing and sell breeding stock. We currently have two breeder farms and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.

We entered the hog breeding and production business in the United States in September 2010 with the acquisition of M2P2. The purchase of M2P2 allowed the Company to establish hog farm operations in the United States and obtain a breadth and depth of human capital that we expect to be instrumental in the development of our western-style hog farms in China as well as our future harvest strategy.  Furthermore, we believe that M2P2 provides the Company with a platform from which growth opportunities in the U.S. can be pursued.  M2P2 operates hog farms and facilities in Colorado, Oklahoma, North Carolina and Iowa. The operating results of M2P2 are included in the accompanying consolidated statements of operations from the acquisition date.

We had revenues of $144.1 million for the nine months ended September 30, 2010 compared to revenues of $117.1 million for the nine months ended September 30, 2009. The increase (23.1%) was the result of expanding market share in our feed business and the acquisition of M2P2.

Animal Nutrition Business

We manufacture, distribute, market and sell three main product lines - premix, concentrate and complete feeds for use in all stages of a pig’s life. We conduct these operations through our subsidiaries.  We also provide educational, technical and veterinary support to our customer base

Our feed operating companies operate manufacturing facilities in Nanchang, Nanning, Shandong, and Hainan provinces and the municipality of Shanghai, primarily serving the hog industry. Each subsidiary independently conducts local marketing and sales efforts under the direction of a central executive management team. Our operations in Jiangxi and Nanning provinces  are primarily responsible for our ongoing research and development efforts.

During the first nine months of 2010, we added 15 independent owned feed distribution chain stores now totaling 1,317 that sell our products exclusively. During the same period, we added 18 commercial farms now totaling 799. Backyard and small farms that raise less than 100 hogs per year per family supply 75% of China’s total annual hog production. Through our network of distributors and direct sales, we are able to market our premix feed to the producers of more than 65% of China’s annual hog production.

We are one of a handful of companies that received “Green Certification” from the Ministry of Agriculture of PRC for certain of our premix products we sell these products under the brand label “BEST.” This certification indicates that these products are safe, environmentally friendly, and can effectively promote the healthy growth of pigs. According to current government regulations, pork cannot be certified by the government as “green” unless it is produced using government certified green feed. Having our feed certified as “green” requires us to adhere to strict operational controls and procedures. This green certification laid the foundation for our hog farms to produce hogs providing high quality “Green” pork products. It is also an incentive for other commercial hog farms to enter into sales contracts with our feed operations.

During the third quarter of 2010, revenue in the feed division increased to $27.3 million from $17.2 million in the third quarter of 2009, or 59%.   During the third quarter of 2010 income from operations in our animal nutrition segment increased to $2.9 million from $2.1 million during the third quarter of 2009, or 38%.

The Chinese hog feed market is a 50 million metric ton market where the average producer’s annual production is less than 10,000 metric tons, according to China Research and Intelligence’s research report on the Chinese feed industry 2009-2010.  During the first nine months of 2010, we sold a total of 127,605 metric tons as compared to the first nine months of 2009, when we sold 76,800 metric tons, representing an increase of 66%.  Our plans for 2010 call for us sell 180,000 metric tons without considering the impact of any acquisitions.

We are in the process of reorganizing our operations pursuant to which our animal nutrition business in the PRC will be operated by AgFeed Animal Nutrition Holdings, Inc., our wholly-owned subsidiary.  We expect to complete this reorganization in November 2010.

Hog Production Business

We own two breeder hog farms and 29 meat producing hog farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.  In the United States we own 10 sow farms in Colorado, Oklahoma and North Carolina.  We also operate a contract finishing system in Iowa of over 200 farms.

We entered the hog farming business on November 9, 2007. Our meat hog producing farms generate revenue primarily from the sale of meat hogs to processors. In China, our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces. In the United States almost all of our hogs are sold under contract to a major U.S. packer.  In November 2009, we broke ground on our first "Western-model" farm in the city of Da Hua, Guangxi Province. We also completed the construction of a nucleus farm in the city of Wuning, Jiangxi Province in November 2009. This farm will be operated by Hypor AgFeed Breeding Company.

In February 2010, we entered into negotiations to participate in a hog production project in conjunction with Xinyu City in Jiangxi Province.  The proposed project is a plan to build 5 western model hog farms with the initial phase of the project to encompass an investment of $18 million for the construction of  two 5,000 head sow farms, one 200 head boar stud farm and one 2,600 head multiplier facility.  Upon completion the initial phase, the project is expected to have an annual production capacity of 230,000 hogs.  In April of 2010 these negotiations were successfully completed and construction began in May 2010.

Our breeder farms generate revenue primarily from the sale of breeder hogs to commercial hog farms and, to a lesser extent, the sale of meat hogs to hog slaughterhouses. Our customers include large-scale hog farms, mid-scale hog farms and small-scale farms. Our breeder hogs are sold throughout the PRC, primarily in southeastern China.  In the United States our breeder hogs are used exclusively for our own production system.

During the first nine months of 2010, our capital spending consisted of $15.1 million for property, plant and equipment purchases, environmental and other expenditures and intangible assets.

During the first nine months of 2010, we sold 388,000 head with an average selling price of $151 per head at an average weight of 84.1kg (185 lbs.)  as compared to the first nine months  of 2009 when we sold 409,000 head with an average selling price of $166 per head at an average weight of 85.0kg (187 lbs.).

As a result of our strategic direction to introduce modern western hog production technologies to our existing farm base, we have begun to realize improved operating efficiencies and have reduced our operating costs on a per head basis.  However, during the first nine months of 2010, the benefit of these operating efficiencies have not fully offset the high cost of corn and soy and weak market prices for hogs.  Furthermore, during the third quarter of 2010 in response to a disease outbreak in Jiangxi Province, pigs were sold at lighter weights than our corporate standards would dictate.  Production has also been impacted by severe weather events, flooding during the second quarter and extreme heat during the third quarter of 2010.  The extreme operating conditions that we have experienced during 2010 has lead to a full review of our established Chinese production system (the 31 farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it can not sustain a high enough level of profitability to support the original acquisition values and resulting goodwill.  As such $16,752,000 of goodwill has been written down.

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

On September 13, 2010, pursuant to a Membership Purchase Agreement (the “Purchase Agreement”), the Company acquired all of the outstanding equity interests of M2P2 from AF Sellco, LLC.  In connection with closing, the Company delivered to AF Sellco, LLC (i) an amount in cash equal to approximately $11.3 million, (ii) 1,194,641 shares of common stock, and (iii) a promissory note in the amount of approximately $8.9 million.  Concurrently, the Company deposited in an escrow account (i) an amount in cash equal to approximately $1.3 million, (ii) 137,737 shares of common stock, and (iii) a promissory note in the amount of approximately $986,000.  Consideration equal to approximately $1.8 million will be released from the escrow account to AF Sellco, LLC. The shares of common stock issued pursuant to the Purchase Agreement are subject to a lock-up period ending on the 18-month anniversary of the closing of the transaction.  However, during this lock-up period, one-third of the common stock shall be released from the lock-up restriction on each 6-month anniversary of the closing of the transaction. We also granted AF Sellco, LLC a perfected first-priority lien on, and security interest in, all of the outstanding equity interests of M2P2 as collateral security for the Company’s obligations on the promissory notes.

Through its 10 sow farms and its contract finishing system M2P2 produces 1,300,000 market hogs annually.

Our current strategic plan for our Chinese operations calls for us to develop, during 2009-2012, a production platform capable of producing 2 million hogs per year by 2015. The key element to this future growth is modern hog production technologies and science based genetics, which is underscored by our joint ventures with Hypor and our acquisition of M2P2.  Our Lushan and Gangda Breeding Farm are now fully stocked with the Hypor Large White Pureline Sows, the Hypor Landrace Pureline Boars and the Duroc Terminal Sire.

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

According to the China Feed Industry Association, China has the world's largest market for hog production, which processed 625 million hogs in 2009, compared to approximately 100 million in the U.S. More than 1.2 billion Chinese consume pork as their primary source of meat. 62% of all meat consumed in China is pork. Chinese consumers consume more pork each year than the rest of the world combined. China’s pork consumption is forecast to increase to 47.0 million metric tons in 2010 up from 44.9 million metric tons in 2008, or about 5%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 51% from 2008.

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

Long-Lived Assets. We periodically assess potential impairments to our long-lived assets  We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors we considered include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows.  We assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  An impairment loss is recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis.  The extreme operating conditions that we have experienced during 2010 has lead to a full review of our established Chinese production system (the farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it cannot sustain a high enough level of profitability to support the original acquisition values and resulting goodwill.   As a result of this review, management determined that a write down of intangible assets of $16,752,201 was necessary.

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

Results of Operations

Comparison of three months ended September 30, 2010 and September 30, 2009

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenues	$53,606	$45,115	$8,491	18.8%
Cost of goods sold	$49,284	$37,554	$11,730	31.2%
Gross profit	$4,322	$7,561	$(3,240)	-42.8%
Operating expenses	$22,836	$3,849	$18,986	493.2%
Interest and financing costs	$291	$193	$98	50.8%
Net income	$(20,636)	$2,896	$(23,532)	-812.5

Price/Volume Analysis:	2010	2009	$ Change	Price	Volume
Business segment:
Animal feed nutrition
Volume (metric tons)	43,948	30,178	13,770
Revenue (in 000s)	$30,026	$20,494	$9,532	$124	$9,408
Cost of goods sold (in 000s)	$25,194	$16,629	$8,565	$671	$7,894
Gross profit (in 000s)	$4,831	$3,865	$966	$(548)	$1,514
Gross profit margin	16.1	18.9
Revenue/MT	$683	$679	$4
Cost of goods sold/MT	$573	$551	$22
Gross profit/MT	$110	$128	$(189)

Hog production
Volume (hogs)	117,792	182,906	(65,114)
Revenue (in 000s)	$16,800	$28,197	$(11,397)	$(2,110)	$(9,287)
Cost of goods sold (in 000s)	$17,817	$24,501	$(6,684)	$3,165	$(9,849)
Gross profit (in 000s)	$(1,018)	$3,696	$(4,714)	$(5,276)	$562
Gross profit margin	(6.1%)	13.1
Revenue/hog	$143	$154	$(11)
Cost of goods sold/hog	$151	$134	$17
Gross profit/hog	$(8)	$20	$(28)

The above table of price/volume variance is based on pre-consolidated data.

Revenues. For the three months ended September 30, 2010, revenues increased $8.5 million benefitting from the acquisition of M2P2 ($10.3 million from the date of its acquisition), an increase of $10.1 million from our animal feed nutrition business offset by the decline in revenues from our China hogs production business of $11.9 million.  Since M2P2 was newly acquired, no revenues existed for the 2009 comparative period.

For the three months ended September 30, 2010, animal feed nutrition volumes exceeded 43,000 metric tons on a pre-consolidated basis representing a 14,000 metric ton or 46% increase over the 2009 period and accounting for almost 99% of the revenue increase of this business unit.  Underlying the growth in volumes is the continuing market shift of our customers to complete feeds.  This feed category contributed 26,154 metric tons of the 43,948 combined metric tons sold representing a 70% increase over 2009.  Condensed feeds contributed 8,434 metric tons representing a 58% increase over 2009, while premix showed a modest decline of 126 metric tons and our fine feeds increased 18 metric tons.

Chinese hog sales of 118,000 for the three months ended September 30, 2010 represented a decrease of 36% or 65,000 total hogs sold compared to the three months ended September 30, 2009.  The challenges of the Chinese hog market are evident in the results produced by our hog segment.  Hog production shows a revenue decline of $11.4 million reflecting a decline of $2.1 million attributable to market prices for hogs and $9.3 million due primarily to our marketing 65,000 less hogs in 2010 versus 2009.  Also impacting the volume-driven impact was the aftermath of the spring flooding combined with excessive heat causing a higher incidence of disease and leading to the marketing of our hogs at lower average weights (11.6kgs per hog less in 2010 compared to 2009).   As a result, the revenue per hog declined to $143 versus $154 in 2009.  During the three months ended September 30, 2009, we followed a program of purchasing hogs from outside our system for finishing to market weights to take advantage of profitable market prices.  In 2010, we did not purchase hogs under this program.

Cost of Goods Sold. We experienced increases in cost of goods sold for our two business lines during the three months ended September 30, 2010 driven primarily by a 13.0% increase in corn prices over the same period in 2009.   For our feed nutrition segment, the increased tonnage produced an increase in our costs of $7.9 million while ingredient costs reflecting increased costs of corn in the comparative periods, produced cost increases of $0.7 million.  Hog production on the other hand provided a reduction to our cost of goods sold of $6.7 million as a result of our reduced volume of hogs sold unfavorably offset by increased costs incurred for feed ingredients, veterinary care and vaccinations.

Gross Profit. On a consolidated basis, gross margins decreased to 8.1% from 16.8% during the three months ended September 30, 2010 as compared to the same period in 2009. Using our pre-consolidated business unit data for analysis, our gross profit (loss) margin for the feed and hog segments were 16.1% and (6.1%), respectively for the three months ended September 30, 2010 as compared to 18.9% and 13.1% for three months ended September 30 2009.  The decrease in gross margin is attributed to the 13.0% increase in corn cost and a reduction in the selling price for our hogs over the same period in 2009, reflecting the sale of animals at an average weight of 11.6 kg (25.6 lbs) less than during the same period in 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expense includes overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses. Our selling expenses for the three months ended September 30, 2010 increased by approximately $102,000 compared to the corresponding period in 2009. General and administrative expenses for our feed segment increased by approximately $93,000 or 11% from the corresponding period in 2009 principally due to the overall expansion of the feed segment that included increased salary and utility costs. Our corporate general and administrative expenses also increased by approximately $1.2 million due to higher professional fees, stock incentive compensation, and fees paid in connection with the acquisition of M2P2 and for professional fees incurred in connection with the preparation for the “carve-out” of our animal nutrition business, all of which are non-recurring expenses.  General and administrative expenses for our hog farms for the three months ended September 30, 2010 decreased by approximately $56,000 or 4% over the corresponding period in 2009.  The decrease was not significant.  General and administrative expenses for our western model hog farm increase by $223,000.

Impairment of Intangible asset. The extreme operating conditions that we have experienced during 2010 has lead to a full review of our established Chinese hog production system (the farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it cannot sustain a high enough level of profitability to support the original acquisition values and resulting goodwill. As a result of this review, management determined that a write down of intangible assets (specifically Chinese hog production goodwill) of $16,752,201 was necessary.  No such impairment was taken in the corresponding period in 2009.

Interest and Financing Costs. We incurred interest and financing costs of approximately $291,000 and $193,000 during the three months ended September 30, 2010 and 2009, respectively.  The increase is due to the interest on the debt assumed in the acquisition of M2P2.

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. All of our feed manufacturing companies benefit from exemption from value-added tax.  We incurred PRC taxes associated with the corporate reorganization necessary to facilitate the animal nutrition “carve-out” of $1,300,000.

Net Loss. The decrease in our net income was due to the increase in cost of goods sold and higher operating expenses and the impairment of intangible asset. We continued to benefit from the tax-exempt status for our hog production business. The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales. We continued to benefit from the tax-exempt status for our hog production business.

Comparison of Nine months ended September 30, 2010 and September 30, 2009

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenues	$144,127	$117,072	$27,055	23.1%
Cost of goods sold	$130,927	$98,486	$32,441	32.9%
Gross profit	$13,200	$18,586	$(5,386)	-29.0%
Operating expenses	$32,023	$9,430	$22,592	239.6%
Interest and financing costs	$556	$970	$(415)	-42.7%
Net income	$(22,523)	$7,141	$(29,665)	-415.4%

Price/Volume Analysis:	2010	2009	$ Change	Price	Volume
Business segment:
Animal feed nutrition
Volume (metric tons)	127,605	73,720	53,885
Revenue (in 000s)	$86,175	$48,190	$37,985	$1,595	$36,390
Cost of goods sold (in 000s)	$72,111	$38,637	$33,474	$3,023	$30,451
Gross profit (in 000s)	$14,064	$9,553	$4,511	$(1,427)	$5,938
Gross profit margin	16.3%	19.8%
Revenue/MT	$675	$654	$21
Cost of goods sold/MT`	$565	$524	$41
Gross profit/MT	$110	$130	$(20)

Hog production
Volume (hogs)	387,842	500,521	112,679
Revenue (in 000s)	$58,446	$79,223	$(20,777)	$(3,797)	$(16,980)
Cost of goods sold (in 000s)	$59,818	$70,189	$(10,371)	$7,007	$(17,378)
Gross profit (in 000s)	$(1,372)	$9,034	$(10,406)	$(10,805)	$399
Gross profit margin	(2.4%)	11.4%
Revenue/hog	$151	$158	$(7)
Cost of goods sold/hog	$154	$140	$14
Gross profit/hog	$(3)	$18	$(21)

The above table of price/volume analysis is based on pre-consolidated data.

Revenues. The increase was due to a 103.0% increase in animal feed and the inclusion of M2P2 from the acquisition date offset by a 28.9% decrease in hog production revenue. Hog sales of 388,000 for nine months ended September 30, 2010 as compared to total hog sales of 501,000 hogs for the nine months ended September 30, 2009.  Animal feed sales volume for nine months ended September 30, 2010 exceeded 127,000 metric tons representing a 73% increase in volume over the comparative period of 2009. However, the increase in revenue described above was offset by lower hog sales prices and increases in ingredient costs. Revenue generated from M2P2 from the date of acquisition was $10.7 million.  There was no such revenue for the three months ended September 30, 2010.

Our animal nutrition segment contributed increased revenues of $38.0 million from increased volumes of complete feed (77,900 metric tons in 2010 as compared to 35,700 metric tons in 2009), condensed feed (22,200 metric tons as compared to 11,400 metric tons in 2009) and premix feed (24,100 metric tons as compared to 22,900 metric tons in 2009) slightly offset by a decline in fine feed (3,400 metric tons in 2010 as compared to 3,600 metric tons in 2009).  The referenced volume increases are primarily indicative of the ongoing shift of our customers to complete feeds and to a lesser degree, but of note, to our condensed feed.   The pricing component yielded $1.6 million of the revenue increase more than offset by increases to our ingredient costs aggregating at $3.0 million.  Our volumes increased our cost of sales by $30.5 million.  Overall, animal feed contributed $14.1 million to the Company’s gross profit.

The decline in our hog segment brought the revenue for the nine months ended September 30, 2010 down by $22.7 million to $58.0 million from $79.0 million reflecting the fact that we did not purchase hogs outside of our internal production capabilities for the purpose of finishing them.  Declining market prices ($151 per hog in 2010 versus $158 per hog in 2009) drove an unfavorable impact to revenue of $3.8 million. Hog production was adversely affected during the second and third quarters of 2010 due to severe weather conditions, flooding during the second quarter and extreme heat during the third quarter.  The aftermath of these environmental conditions created serious operating challenges including a higher incidence of animal disease.

Cost of Goods Sold. We experienced increases in cost of goods sold for our two business lines in China during the nine months ended September 30, 2010 driven primarily by a 16.0% increase in corn prices over the same period in 2009.  Our cost of goods sold for the hog segment for the nine months ended September 30, 2010 showed a decline of $10.4 million. Consistent with reduced sales of hogs, (112,000) the net decline was brought about by an overall unfavorable price variance of $7.0 million while volume brought about a favorable decrease in costs of goods sold of $17.4 million.

Gross Profit. On a consolidated basis, gross margins decreased to 9.2% during the nine months ended September 30, 2010, from 15.9% during the same period in 2009. Using our pre-consolidated business unit data for analysis, our gross profit (loss) margin for the feed and hog segments 16.3% and (2.4%), respectively for the nine months ended September 30, 2010 as compared to 19.8% and 11.4% for nine months ended September 30 2009.  The decrease in gross margin is primarily attributed to the 16.0% increase in corn cost, a reduction in the selling price for our hogs over the same period in 2009 and the volume benefit in animal nutrition. The increase in the cost of corn was offset somewhat by actions taken in the first half of 2010 including our entry into short-term contracts for key product ingredients which locked in favorable pricing.

Selling, General and Administrative Expenses. Our selling expenses for the nine months ended September 30, 2010 increased by approximately $274,000 compared to the corresponding period in 2009. General and administrative expenses for our feed segment increased by approximately $1.0 million or 61% from the corresponding period in 2009 principally due to the overall expansion of the feed segment that included increased salary and utility costs. Our corporate general and administrative expenses also increased by approximately $2.6 million or 169% due to higher professional fees, stock incentive compensation, and fees paid in connection with the acquisition of M2P2 and for professional fees incurred in connection with the preparation for the “carve-out” of our animal nutrition business.  Professional fees and expenses of $1.4 million incurred in connection with the animal nutrition “carve-out” and the acquisition of M2P2 are non-recurring expenses.  General and administrative expenses for our hog farms for the nine months ended September 30, 2010 increased by approximately $1.1 million or 33% over the corresponding period in 2009 to due to an overall increase in expenses associated with expansion of our hog segment and consulting fees paid in connection with establishing our first large western model hog farm. General and administrative expenses for our western model hog farm increase by $628,000.

Impairment of Intangible asset. The extreme operating conditions that we have experienced during 2010 has lead to a full review of our established Chinese hog production system (the farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it cannot sustain a high enough level of profitability to support the original acquisition values and resulting goodwill. As a result of this review, management determined that a write down of intangible assets of $16,752,201 was necessary.  No such impairment was taken in the corresponding period in 2009.

Interest and Financing Costs. We incurred interest and financing costs of approximately $556,000 and $970,000 during the nine months ended September 30, 2010 and 2009, respectively.  The decrease is due to the amortization of debt discounts during the nine months ended September 30, 2009 as a result of debt conversion during that period.

Income Taxes. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. Some of our feed manufacturing companies benefit from exemption from value-added tax.

We incurred PRC taxes associated with the corporate reorganization necessary to facilitate the animal nutrition “carve-out” of $1,314,652.

Net Loss. The decrease in our net income was due to the increase in cost of goods sold and higher operating expenses and the impairment of intangible asset. We continued to benefit from the tax-exempt status for our hog production business. The higher sales and the benefits from economies of scale in our business resulting in a modest increase in operating efficiency was offset by higher cost of sales. We continued to benefit from the tax-exempt status for our hog production business.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At September 30, 2010, we had $19.1 million in cash and cash equivalents on hand.

During first quarter of 2008, we completed two financings.  We received aggregate gross proceeds of $22 million through the sale of 2,444,448 shares of common stock at $9 per share.  We received aggregate proceeds of $19 million through the issuance of three-year convertible notes bearing interest at 7% and convertible into common stock at $10 per share.  These notes mature on February 25, 2011. In connection with the convertible notes, we issued 380,000 warrants that are exercisable immediately and have a $10 strike price.  The exercise price on the warrants was subsequently reduced to $5 per share.  We paid offering costs of $3.4 million related to the sale of shares and $1.7 million related to the issuance of the convertible notes.

On April 16, 2008, we entered into a Securities Purchase Agreement with institutional investors in connection with a registered direct offering of securities providing for the issuance of 625,000 shares of our common stock at price of $16.00 per share for aggregate gross proceeds of $10 million.  We paid $703,000 in costs related to this offering.

On April 22, 2008, we entered into Securities Purchase Agreements with institutional investors in connection with a registered direct offering of securities providing for the issuance of 1,322,836 shares of our common stock at $19.05 per share for aggregate gross proceeds of $25.2 million.  We paid $1.8 million in costs related to this offering.

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

On September 9, 2009, we entered into an Equity Credit Agreement with an institutional investor, which was amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50 million. In connection with the closing of the transaction, we also issued warrants to purchase an additional 400,000 shares of its common stock during a five-year period at an exercise price of $5.75 per share.  This transaction closed on September 9, 2009.  During the quarter ended September 30, 2010, we issued 5,029,762 shares of our common stock in connection with this Equity Credit Agreement for gross proceeds of $13 million to finance the cash component of the consideration paid in connection with the acquisition of M2P2.

During 2009, certain warrant holders exercised 3,225,004 warrants that resulted in gross proceeds of $8.1 million.

As of September 30, 2010, we had short-term loans outstanding of $4.5 million. The loan was entered into during the second quarter of 2009.  The note was renewed in May 2010 and is due on May 4, 2011.  As a result or our acquisition of M2P2, we assumed a line of credit and long-term notes with outstanding balances at September 30, 2010 of $36,008,000 and $17,150,000, respectively

During the nine months ended September 30, 2010, we used $4.5 million of cash from our operating activities. The cash used was primarily a result of the net loss including non-controlling interest, an increase in accounts receivable and inventory offset by an increase in accounts payable and other payables.

We used approximately $26.5 million in investing activities during the nine months ended September 30, 2010 of which $11.3 was for the purchase of M2P2 and $15.2 was for the acquisition/deposits of property and equipment primarily in connection with the development of our western-style farms in both Dahua and Xinyu.

At September 30, 2010, our accounts receivable balance was approximately $20.0 million, an increase of $5.5 million from December 31, 2009 of which $3.2 million is attributable to accounts receivable due to M2P2.

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

The majority of our revenues and expenses were denominated in RMB for the period reported however, will not necessarily be so in the future due to the acquisition of M2P2. There is no assurance that exchange rates between the RMB and the USD will remain stable.  The PRC has recently commenced a program of controlling appreciation of the RMB.

Contractual Obligations

No contractual obligation occurred during the nine months ended September 30, 2010 and therefore it is not expected to have any effect on our liquidity and cash flow in future periods.

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

Currency Fluctuations and Foreign Currency Risk

Substantially all of our operations outside the United States are conducted in the PRC, with the exception of our limited export business and overseas purchases of raw materials.  Our sales and purchases conducted within the PRC are in RMB, which is the official currency of the PRC.  The effect of the fluctuations of exchange rates is considered minimal to our business operations.

All of our revenues and expenses from our PRC subsidiaries are denominated in RMB.  However, we use U.S. dollars for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.

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

Item 1A.  Risk Factors

Before making an investment decision, investors should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2009 in conjunction with the other information in this report, including our consolidated financial statements and related notes.  If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occurs, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Weather, natural disasters and accidents may significantly affect our results of operations and financial condition.

Natural disasters, fire, bioterrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, can impair the health and growth of our hogs, interfere with our operations and distribution channels, and affect the demand of our products, as well as the cost and supply of raw materials, such as corn.  In turn, the quality, cost and volumes of the hogs and feed that we are able to produce and sell will be affected, which will affect our sales and profitability.  Such extreme factors or industrial accidents could also affect our manufacturing facilities, or those of our suppliers or major customers, which could affect our costs and our ability to meet supply.

The loss of the Company’s largest U.S. customers may have a negative impact on our profitability and financial condition.

In the United States, almost all of our hogs are sold under contract to a major U.S. packer.  The Company expects that a significant portion of its revenues in the U.S. will continue to be derived from this customer.  The customer may face financial or other difficulties that may impact their operations and their purchases from the Company, which could adversely affect results of operations.  Customers also may respond to price increases by reducing sales of the Company’s hogs.  If sales of hogs to this customer is reduced, this reduction may have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The table below provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2010:

Period	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)
July 1, 2010 – July 30, 2010	19,400	$2.38	19,400	$4,953,806.00
August 1, 2010 – August 31, 2010	-	-	19,400	$4,953,806.00
September 1, 2010 – September 30, 2010	-	-	19,400	$4,953,806.00
Total	19,400	$2.38	19,400	$4,953,806.00

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.   Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit

2.1
Member Membership Purchase Agreement, dated as of September 13, 2010, by and between AF Sellco, LLC and AgFeed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33674) filed on September 17, 2010).

10.1
Form of Note, dated September 13, 2010, of AgFeed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33674) filed on September 17, 2010).

10.2
Form of Pledge Agreement, dated September 13, 2010, by and between AF Sellco, LLC and AgFeed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33674) filed on September 17, 2010).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Acting Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgFeed Industries, Inc.

November 9, 2010	By:	/s/ Xiong Junhong

Xiong Junhong
Chief Executive Officer (Principal Executive Officer)

November 9, 2010	By:	/s/ Edward Pazdro

Edward Pazdro Acting Chief Financial Officer (Principal Financial and Accounting Officer)