Form 10-K
period 2010-12-31
AgFeed Industries, Inc.
filed 2011-03-16
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File No. 001-33674

AGFEED INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2597168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rm. A1001-1002, Tower 16
Hengmao Int’l Center, 333 S. Guangchang Rd.
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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, is $114,161,575.

The number of shares of Common Stock outstanding as of March 15, 2011 was 55,777,843.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2011 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2010 are incorporated by reference into Part III of this annual report.

The statements contained in this annual report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission (“SEC”), and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements, each of which speaks only as of the date made, even if subsequently made available on our website or otherwise. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward- looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to AgFeed Industries, Inc., a Nevada corporation, as “AgFeed,” “our company,” “we,” “us,” and “our.”

Item 1.     Business.

OVERVIEW

We are a Nevada corporation engaged in the animal nutrition and commercial hog producing businesses in the People’s Republic of China (“China”) through our indirect operating subsidiaries. We were incorporated on March 30, 2005 in Nevada. Since October 31, 2006, our principal place of business has been based in China. As a result of a merger into a wholly-owned subsidiary, we changed our name to AgFeed Industries, Inc. on November 17, 2006. Our principal executive offices are located at Rm. A1001-1002, Tower 16, Hengmao Int’l Center, 333 S. Guangchang Rd., Nanchang, Jiangxi Province, China 330003. Our telephone number is +86-0791-6669093. Our website is http://www.agfeedinc.com.

Our animal nutrition business consists of the research and development, manufacture, marketing and sale of additive premix (“premix”), concentrates and complete feed for use in the domestic animal husbandry markets, primarily for hog production in China. We have been in the premix feed business since 1995 and now operate five premix feed manufacturing facilities located in the provinces of Jiangxi, Guangxi, Shandong and Hainan and the municipality of Shanghai.

We entered the hog breeding and production business in November 2007. In this business, we mainly produce hogs for slaughter and sell breeding stock. From November 2007 through late 2008 we acquired one breeder farm and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces. In November 2009, we opened our first farm based on Western hog production technology in the city of Da Hua, Guangxi Province. In December 2009, we began stocking a second breeder farm in the city of Gangda, Guangxi Province. We also completed the construction of a nucleus farm in the city of Wuning, Jiangxi Province in November 2009. This farm will be developed and operated by Hypor AgFeed Breeding Company Inc., a joint venture with Hypor, B.V., a Hendrix Genetics Company, entered into in December 2009. We own two breeder farms and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.

On April 2009, we formed a strategic alliance with Hypor. The alliance has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to-finish nucleus facility to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to the farms being developed by AgFeed International Protein; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across our production system. On December 17, 2009, we formed Hypor AgFeed Breeding Company with Hypor to develop, operate and market a genetic nucleus farm in Wuning, China. Hypor AgFeed Breeding is owned 85% indirectly by us and 15% by Hypor.

On July 2009, we formed a joint venture, AgFeed International Protein Technology Corp., which focuses on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry. The joint venture was formed to take advantage of the commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments. We are the joint venture’s first client. AgFeed International Protein is owned 84.9% indirectly by us and 15.1% by certain other individuals, including some of our affiliates.

We entered the hog breeding and production business in the United States in September 2010 with the acquisition of M2 P2, LLC (“M2P2”). The purchase of M2P2 allowed the Company to establish hog farm operations in the United States and obtain a breadth and depth of human resources that it expects to be instrumental in the development of the Company’s western-style hog farms in China. M2P2 operates hog farms and facilities in Colorado, Oklahoma, North Carolina and Iowa.

Market Dynamics

We expect that both of our Chinese businesses, animal nutrition and hog production, will witness significant consolidation going forward due to the convergence of government policies and natural market forces, with food safety driving this change. Investment opportunities will expand as the mode of operation in both animal husbandry and animal feed production evolve from traditional modes to modern, industrial scale and highly professional enterprises. This will lead to a much smaller number of larger integrated market participants. Scale will become increasingly important in both the hog and feed businesses.

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

ANIMAL NUTRITION BUSINESS

We manufacture, distribute, market and sell three main product lines - premix, concentrates and complete feed for use in all stages of a pig’s life. We conduct these operations through our subsidiaries, Shandong AgFeed Agribusiness Co., Ltd. (“Shandong Feed”), Hainan HopeJia Feed Co., Ltd. (“HopeJia”), Nanchang AgFeed Animal Feed Co., Ltd. (“Nanchang Feed”), Shanghai AgFeed Animal Feed Co., Ltd. (“Shanghai Feed”), and Nanning AgFeed Animal Feed Co., Ltd. (“Nanning Feed”) (collectively, our feed operating companies). We also provide educational, technical and veterinary support to our customers and distributor base.

Our feed operating companies operate manufacturing facilities in the provinces of Jiangxi, Guangxi, Shandong and Hainan and the municipality of Shanghai, primarily serving the hog industry. Each feed operating company independently conducts local marketing and sales efforts while our operation in Jiangxi province is primarily responsible for our ongoing research and development efforts.

Livestock producers may directly buy animal feed in finished form, referred to as “complete” feed, which contains a concentrate of additive premix and the foundational grains in one complete package, or, they may choose to buy the premix and then combine it with protein, corn, hay, wheat and other elements readily available in the market to make their own complete feed. Premix provides the essential amino acids and binder necessary for proper absorption of protein by pigs. Feeding pigs a balanced diet is an essential part of the pork profit equation, and the quality of feed and nutrition has a measurable effect on profits. Feed represents a significant portion of hog production expenses, generally in the range of 65% to 75% of total costs.

Our total feed output in 2010 was approximately 177,000 metric tons (117,000 metric tons in 2009), consisting of 34,000 metric tons of premix, 36,000 metric tons of concentrates and 107,000 metric tons of complete feed. Our 2010 output represents a 51% increase over our 2009 feed output. Our 2010 revenues grew to $120 million from $78 million in 2009, with revenues from our affiliated hog farms accounting for $14 million and $14 million, respectively.

It is typical for a feed company to pass on ingredient price increases or decreases to the customer that materially influence revenues and cost of goods sold without materially impacting the net gross margin of the business.

Additive Premix

According to the different growth stages of a pig, different additives are necessary to accelerate the growth of the animal and provide safe products for consumption. Premix is composed mainly of vitamins, trace minerals, medicaments and feed supplements. We market 30 different brands of premix that are priced from standard to premium to satisfy wide-ranging customer demand. Within each brand there are 8 different mixes that correspond to the different stages of a pig’s life cycle: newborn to 15 kg, 15-30 kg, 30-60 kg, market ready, over 60 kg boar, replacement gilt, mating/pregnant, and lactating. Additionally, we add value to our products by customizing the premix to specific customer needs. Large-scale pig farms are typically the biggest consumers of our premix. Our veterinarians work with these large pig farms to determine the optimal formulation of feed.

Premix sales represent approximately 19% of our annual feed revenues, including sales to hog farms owned, operated or controlled by our affiliates, and carry a gross profit margin of approximately 27%. Our ability to formulate customized premix fodder to meet customer specifications enables us to charge a premium for our products. We achieved an average price of $679/metric ton for our premix during the twelve months ended December 31, 2010. We are also able to justify premium pricing due to the strong brand names we have established in our markets through our hands-on after market support and the market-recognized superiority of our products’ effectiveness, resulting from our research and development program. Large-scale commercial hog farms (producing 10,000 market hogs or more per year) are willing to pay a premium for more effective products to produce healthy piglets, control disease and market profitable pork products.

Concentrate Feed

Concentrates, mainly composed of high protein, vitamins, amino acids, minerals and antibiotics, are designed to supply nutrition necessary for pigs, including piglets weaned to 15 kg and lactating pigs. We produce different brands of concentrates with different formulations catering to different customer needs and climate.

Concentrates include premix and the protein for all phases of a pig’s life cycle. The farmer adds the carbohydrate (typically corn) to make a complete ration. This allows farmers the ability to use their own grown corn or other carbohydrate source.

Sales of concentrates represent approximately 33% of our annual feed revenues, including sales to hog farms owned, operated or controlled by our affiliates, and carry a gross profit margin of approximately 16%. We have the ability to formulate concentrates to meet various nutrient specifications. The average price of our concentrates during the twelve months ended December 31, 2010 was $1,081/metric ton.

Complete Feed

Complete feed consists of premix, protein and carbohydrates, providing a total feed ration for the animal. Commercial farmers favor the utilization of complete feeds in order to better provide the nutrient needs for the various stages of the life cycle of the pig. Complete feeds offer consistent particle size, guarantee proper mixing distribution of ingredients and eliminate the need for commercial farmers to maintain inventories of corn and soybean meal.

We produce piglet complete feed designed to both nourish and protect newborns. This product is composed primarily of proteins, such as fishmeal and soybean (30%), and raw material grains, such as corn and chaff (roughly 65%). Local climate and environment also influence the formulation of the piglet blend. We intend to expand our product offerings to meet the growing demand for complete feed for all stages of a pig’s life cycle as more and more small farms and mid-size farms are moving to purchase complete feed.

Complete feed sales represent approximately 48% of our annual feed revenues, including sales to our hog farms, and carry a gross profit margin of approximately 12%. We have the ability to formulate complete feeds to meet various nutrient specifications, including piglet feeds. The average price of our complete feed during the nine twelve months ended December 31, 2010 was $544/metric ton.

Market Information

In its Research Report on Chinese Feed Industry, 2009-2010, China Research and Intelligence reported that China’s feed manufacturing industry is the world’s second largest feed producer and is becoming an important industry in China. It is predicted that Chinese total feed production will surpass that of the United States to rank first globally within five years. Further, the report states the feed industry grew from 96 million metric tons in 2004 to 140 million metric tons in 2009 or from RMB 243 billion ($36.3 billion) in 2004 to RMB 401 billion ($59.9 billion) in 2009. Specific to the hog feed component, the report indicated that pig feed grew from 33.5% of all feed in China in 2008 to 35.8% of all feed in China in 2009, an increase of 6.7%. The report predicts that the entire feed market will grow from RMB 420 billion ($62.8 billion) in 2010 to RMB 580 billion ($86.7 billion) in 2014, an increase of 38%. Based upon the continuing decline in demand for meat and egg poultry feed, the report further predicts that pig feed demand is expected to continue to experience stable growth.

The feed industry in China, initially developed during the 1980s, was transformed by the adoption of feed and feed additives regulations in the early 1990s. These regulations emphasized labeling standards for the different grades of product. These standards assisted in regulating the feed industry’s expansion through eliminating substandard products and fraudulent labeling. In 2009, the new food safety law strengthened the government’s supervisory powers, unified food safety standards, changed the licensing system, and increased liabilities for non-compliance.

Management views the feed industry as an important component of the adjustment of China’s agricultural and rural economic structure. A feed industry that is highly efficient and produces safe, high quality product is the foundation for the sustainable development of an animal husbandry industry capable of safely feeding China’s growing urban population.

Chinese consumers consume pork as their primary source of meat and therefore consume more pork each year than the rest of the world combined. The pork consumed represents 62% of all meat consumed in China.

The major hog production areas in China are:

Percentage of Total Hog Production in China

North China (Hebei, Shangdong, Henan, Jiangsu):	29.4%
Yangtze Delta (Hubei, Hunan, Jiangxi):	21.6%
Sichuan Basin:	13.1%
Guangdong and Guangxi provinces:	8.8%
Northeast China:	8.0%

Our feed operating companies primarily serve customers in the Yangtze Delta and Guangdong and Guangxi provinces where over 30% of China’s hog production is based.

According to the Research Report on Chinese Feed Industry, 2009-2010, China Research and Intelligence states that the animal feed industry in China is highly fragmented with over 10,000 producers, most with an annual production of less than 10,000 tons. Consolidation is a central theme in the government’s efforts to restructure the industry and promote industrial modernization. We expect that this consolidation of the feed industry will reduce the number of producers to less than 1,000 large-scale feed enterprises by 2015.

Sales and Marketing

Nanchang Feed markets its products under the following brands:  “Advantage,” “Best,” “Best Growth,” “Best King,” “Best Silver,” “Block,” “BML,” “Classic,” “JWT,” and “Nanny.”  Shanghai Feed markets its products under the following brands:  “Baby Joy,” “Best,” “Little Horse,” “Sow Care,” and “Strong.”  Nanning Feed markets its products under the following brands:  “Huijie” and “Lucky Bull.”  HopeJia Hainan markets its products under the brand name “HeJie,” and Shandong Feed markets its products under the “AgFeed” brand name. Our sales force and technicians call directly on the pig farms to introduce new product developments and improvements to existing products to existing and potential clients. We also conduct educational seminars in pig farming regions to explain the benefits of a balanced, nutritious diet for pigs in producing a healthy herd and to educate farmers to properly prepare and mix feed components. While these services are not unique among premix manufacturers, we believe our services in this area are superior to our competitors as we have a highly responsive, professional and experienced technical services team and a sales team, most of whom received college or post-graduate degrees in veterinary science, animal science or animal nutrition, and are able to provide general technical services as needed. As we market and sell directly to pig farmers, we are able to collect and analyze data, which assists in the preparation and design of new products. We attend agricultural conventions that take place in the market areas where we conduct business as well as in provinces that we expect to enter. We also place advertisements and promotional pieces in agricultural trade journals.

We sell our products directly to 838 large commercial hog farms.  On average, each large commercial farm purchases approximately three metric tons of premix, two metric tons of concentrates and one metric ton of complete feed per month.

Additionally, we work with independently owned and operated feed distribution chain stores that exclusively distribute our premix feed products throughout China. This program allows us to cost-effectively sell our products to the individual “mom and pop” farmer that may raise only a few hogs per year for personal consumption or for sale in the marketplace as an additional source of income. These distribution stores generally sell approximately two metric tons of premix, one metric ton of concentrates and one metric ton of complete feed per month. As of December 31, 2010, we had a distributor base of 1,909, comprised of 1,280 exclusive feed distribution chain stores and 629 non-exclusive distributors. The sales data of distributors indicates that smaller farms tend to be more sensitive to price increases than the large-scale hog farms, which place more emphasis on customer service and other ancillary services we provide.

Our exclusive distributor program allows distributors to forgo an initiation fee and still receive marketing and technical training from our staff. Each distributor signs an exclusivity agreement with us, agreeing not to sell any other brand of pig feed products and to decorate its store with approved marketing materials and signage. Additionally, these distributors are encouraged to buy animal health care products, such as quality vaccines and veterinary drugs that we sell as agent, which encourages a diversified product structure for the distributor while further strengthening our relationship. We work closely with each exclusive distributor to coordinate promotional activities and provide ongoing support by our sales force, including three to four training sessions annually. While we provide training, sales support and promotional activities to our non-exclusive distributors, such activities are on a much more limited basis.

In addition, each distributor must: (i) during a three month probationary period pass a screening process based on performance benchmarks, (ii) abide by our rules and receive ongoing training from our sales and technical staff, (iii) support the sales of our new products when launched in the distributor’s territory, and (vi) remain within our guidelines for payment of products purchased from us. Our exclusive distributors receive priority in purchasing new products when they are launched.

Suppliers

Normally, purchases of raw materials are made on an “as needed” basis each month. Both our warehouse managers and purchasing department coordinate orders to optimize on-site inventory levels and take advantage of favorable market prices. We sign long-term contracts with leading soybean meal suppliers when our purchasing specialists deem it appropriate. We have also established long-term relationships with “accredited key suppliers” by setting up five supply bases in China’s largest corn production areas, which centralizes our purchasing and logistics resources, and reduces or eliminates agent commissions.

We have implemented a “supplier accreditation system.”  Regularly, suppliers of raw materials are jointly selected and rated by our purchasing center and technical center according to the quality of their supplies, price and credit record. Generally, all of our purchases are made from qualified suppliers. Raw materials are generally purchased by our purchasing center to take advantage of the economies of scale associated with our size.

Research and Development

We engage in continuous research and development to maintain a competitive advantage in the marketplace and keep pace with current developments. We also sponsor research alliances with Jiangxi Agricultural University, South China Agricultural University, Nanjing Agricultural University and Zhejiang Agricultural University. As a result of our research and development, we were among the first in China to test an antibiotics-free production technology and apply a low-protein diet formulation, which may prove to be effective and could reduce the cost of hog production.

For example, in July 2009, we launched a joint research program with Jiangxi Agricultural University to study animal nutrition and genetics. Under the program, we make available labs and equipment while the Jiangxi provincial government and Jiangxi Agricultural University have collectively committed up to approximately $100,000 over three years to reimburse us for such lab equipment and to pay post-graduate students to work on these projects.

Intellectual Property

We have been granted the right to use trademarks to the following trade names for use on our products:  “AgFeed,” “Best,” “Huijie,” “HeJie,” “Block,” “JWT,” “Lucky Bull,” “Advantage,” “BML,” “Nanny,” “Classic,” “Little Horse,” “Strong,” Baby Joy,” “Best Silver,” and “Best King.”  These names are known in the provinces in which we conduct business. We do not hold any patents or intend to apply for patents on proprietary technology or formulas relating to our feed products. The formulas for our feed products are considered trade secrets and are protected as such.

Government and Environmental Regulation

Our feed products and services are subject to substantial regulation by governmental agencies responsible for the agricultural and commerce industries. We are required to obtain business and company registrations and production licenses under the laws and regulations of China, the provincial governments of Jiangxi, Hainan, Shandong, and Guangxi and the municipal government of Shanghai. All of our feed products are certified on a regular basis and must be in compliance with the laws and regulations of provincial and other local governments and industry agencies.

Prior to engaging in any production or marketing of feed products, all products must receive a formal production license pursuant to the National Code of Feed and Feed Additives, promulgated by the National State Council of China, and qualified products reports from the Technology and Supervision Bureau. All of our feed products have earned these formal approvals, which are valid for five years from the date of issuance.

The central government, through the Ministry of Agriculture, issues production licenses. The Ministry of Agriculture dispatches officials at the local level to review staff qualifications, production facilities, quality control, and management departments for competency. These licenses are valid for five years from the date of issuance and are renewable at the end of such period. Provincial production permits are also required for all entities involved in the manufacture of animal feed and feed components. Provincial permits are issued for all products manufactured at each facility. Each facility as currently operated has the necessary permits for all products produced at each such operating facilities. These permits are valid for five years from the date of issuance and are renewable at the end of such period. Our feed operating entities currently have the approvals necessary to operate our animal nutrition business in the same provinces and regions as before the reorganization.

There is no material cost in obtaining and maintaining these licenses and permits, but it is illegal to do business without them. If any production license or product permit were lost, production would need to cease until a new license or permit was obtained, which would likely take a minimum of 30 to 45 days to receive, and the loss of which could result in the imposition of regulatory fines.

We are also subject to China’s National Environmental Protection Law as well as a number of other national and local laws and regulations involving pollutant discharge and air, water and noise pollution.

Competition

There is a broad market for animal feed and a corresponding diversity when evaluating the overall quality and market focus of animal feed enterprises. We face competition on a local and regional level. Many of our local competitors operate on a small scale have comparatively limited resources to devote to science, research, development and training. Due to the highly fragmented nature of the industry, we experience varying degrees and types of competition from region to region. Our local competitors include Da Bei Nong in Jiangxi province, Fuj Minke Biology Company in Fujian province, Zheng Da in various provinces, Xinnong located in the Shanghai area and Provimi in Guangxi. Regional competitors include Sichuan New Hope Agribusiness, Tongwei Company Limited, Ning Bo Tech Bank Company Limited and Zhengbang Group.

Management believes feed manufacturers have to depend on scale to generate returns. Product homogenization forces feed companies to compete based on price and brand recognition. The breadth of distribution channels is a key competitive factor.

Employees

As of December 31, 2010, our feed operating companies had a total of 532 employees. We believe the relationship with our employees is good.

Facilities

Our operation in Jiangxi province is located in Chang Bei District Industrial Park, in Nanchang, Jiangxi Province. We have been granted the land use rights to three buildings consisting of an office building, a factory and a dormitory the Municipal Administration of State-Owned Land. Currently, an additional warehouse is under construction at this location. Our right to use the land runs through December 2049.

Our operation in the municipality of Shanghai is located at No. 4188 Taiqing Road, Fengxian District, Shanghai. We lease from a third party two industrial units and office space through 2017.

Our operation in Guangxi province is located in Coastal Industrial Park, Liangqin District, Nanning City, Guangxi Province. We have been granted the land use rights to three buildings consisting of an office building, a production plant and a worker dormitory from the Housing Bureau and Land Administrative Bureau of Langqin District, Nanning City. Our right to use the land runs through October 2056.

Our operation in Shandong province is located at No. 4 Chuangye Street, East New Area, in the city of Taian, Shandong Province. This facility, which we lease from a third party, consists of four buildings, one for manufacturing, one for offices, one for a warehouse and one for dormitory facilities. The master lease for this facility runs through 2018.

Our operation in Hainan is located on South Wuting Road, Laocheng Development Zone, Chengmai County, Hainan Province. We operate three buildings consisting of an office building, production plant and a worker dormitory. We have been granted the right to use the land was granted by Housing Bureau and Land Administration Bureau of Hainan Province through January 2056.

We believe our existing facilities are adequate for our current requirements. As our workforce expands, however, we may need additional space, which we believe can be leased or constructed on commercially reasonable terms.

COMMERCIAL HOG PRODUCTION BUSINESS

At December 31, 2010, we owned two breeder hog farms and 29 meat producing hog farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in China. In the United States we own 10 sow farms in Colorado, Oklahoma and North Carolina. We also operate a contract finishing system in Iowa of over 200 farms.

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

In February 2010, we entered into negotiations to participate in a hog production project in conjunction with Xinyu City in Jiangxi Province. The proposed project is a plan to build 5 western model hog farms with the initial phase of the project to encompass an investment of $18 million for the construction of two 5,000 head sow farms, one 200 head boar stud farm and one 2,600 head multiplier facility. Upon completion the initial phase, the project is expected to have an annual production capacity of 230,000 hogs. In April of 2010 these negotiations were successfully completed and construction began in May 2010. The local government has commenced construction of the infrastructure necessary to support this project, including roads, power and, most critically, water.

Our breeder farms generate revenue primarily from the sale of breeder hogs to commercial hog farms and, to a lesser extent, the sale of meat hogs to hog slaughterhouses. Our customers include large-scale hog farms, mid-scale hog farms and small-scale farms. Our breeder hogs are sold throughout China, primarily in southeastern China. In the United States, our breeder hogs are used exclusively for our own production system.

Our strategic alliance with Hypor, announced in April of 2009, has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to-finish nucleus facility (Wuning Farms) to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to the farms being developed by AgFeed International Protein; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across AgFeed's production system. On December 17, 2009, we formed Hypor AgFeed Breeding Company with Hypor to develop, and operate a genetic nucleus farm in Wuning, China. This farm commenced operations during the fourth quarter of 2010. Hypor AgFeed Breeding Company is owned 85% by us and 15% by Hypor.

On September 13, 2010, pursuant to a Membership Purchase Agreement (the “Purchase Agreement”), the Company acquired all of the outstanding equity interests of M2P2 from AF Sellco, LLC. In connection with closing following the post-closing adjustment, the Company delivered to AF Sellco, LLC (i) an amount in cash equal to approximately $12.2 million, (ii) 1,286,588 shares of common stock, and (iii) a promissory note in the amount of approximately $9.6 million. The shares of common stock issued pursuant to the Purchase Agreement are subject to a lock-up period ending on the 18-month anniversary of the closing of the transaction. However, during this lock-up period, one-third of the common stock shall be released from the lock-up restriction on each 6-month anniversary of the closing of the transaction. We also granted AF Sellco, LLC a perfected first-priority lien on, and security interest in, all of the outstanding equity interests of M2P2 as collateral security for the Company’s obligations on the promissory notes.

Through its 10 sow farms and its contract finishing system, M2P2 marketed approximately 1.3 million hogs in 2010.

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

The Chinese government supports smaller hog producers with subsidies, insurance, vaccines, caps on feed costs and land use grants. Hog production is exempt from all income taxes, and sow owners receive government grants and subsidies.

Hog Production – China

The 29 meat hog producing farms we owned at December 31, 2010 generated revenue primarily from the sale of meat hogs to processing plants. Our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces. Our breeder farms generate revenue primarily from the sale of breeder hogs to commercial hog farms and, to a lesser extent, the sale of meat hogs to processing plants. Customers of Lushan and Gangda include large-scale hog farms, mid-scale hog farms and small-scale farms. Our breeder hogs are sold throughout China, primarily in southeastern China.

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

Market Description

General

After 30 years of development, China’s hog industry is rapidly maturing. At this stage disease control, price risk management and meticulous management are the foundation of competiveness. The ideal development is to form a fully integrated chain with feed, cultivation, breeding, processing and sale. In the next ten years the hog industry is expected to develop into a stage of industrial scale and branding.

China is the world’s biggest hog producer and pork consumer; the global pig meat market is dominated by China. According to statistics from the US Department of Agriculture, China produces 50% of all the pig meat production in the world. For 2009, China is expected to produce close to 47.0 million metric tons of an estimated world production of approximately 95.0 million metric tons.

According to the China Feed Industry Association, China has the world’s largest and most profitable market for hog production, which process over 600 million hogs annually, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 62% of all protein consumed in China is pork. Chinese consumers consume more pork each year than the rest of the world combined. China’s pork consumption is forecast to increase to 47.0 million metric tons in 2010 up from 44.9 million metric tons in 2008, an increase of about 5%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 51%.

Urbanization and the growth of the middle class (250 million people in 2008) along with China’s policies protecting the swine industry reflect the importance of hog production as a social, economic and security issue for the consumer market in China. Since the early 1990’s per capita pork consumption in China has increased from 10kg/year to 40kg/year. Demand for freshly slaughtered pork remains high in most Chinese market segments. Urbanization also gives rise to supermarket chains that contribute to the shaping of consumer demand for food safety and the evolution of the pork supply value chain.

China instituted a number of laws to induce swine production. On January 1, 2008, the State Council announced a new regulation exempting companies involved in hog rearing from corporate income tax. Additionally, the Food Safety Law, which became effective on June 1, 2009, allows the government to take affirmative action that will strengthen food safety control “from the production line to the dining table”. The Chinese Government created a hog futures exchange to permit hedging of contracts that became operational in 2009. Further, the Chinese Government has developed a “Strategic Meat Reserve” that is stocked predominantly with pork reserves and a live herd of 500,000 pigs. These policies and programs stress the value the central Chinese Government places on hog production.

Meat Hogs

According to the Foreign Agricultural Services, China is the world’s largest producer of pork and pork is the most widely- consumed meat in China. The Foreign Agricultural Services determined that pork accounted for 65% of the total meat production in China in 2008. A 2008 Agricultural Report published by Purdue University forecasts that China’s pork imports in 2009 may increase by nine percent to 555,000 million metric tons slightly up from 505,000 million metric tons in 2008. Strong demand and short supply are forecast to drive imports, although it appears the recent downturn in the global economic picture will curtail the Chinese import of both frozen and live swine. There are over 160 local pig breeds in China. Chinese farms are looking to import foreign breeds that may improve the genetic profile of China’s hog population, with the result being healthier animals and lower production costs.

Meat hog production in China is dominated by backyard farms (those that sell 5-10 hogs annually) and small farms (those that sell less than 100 hogs annually). These farms accounted for an estimated 70% of all China hog production during 2010. These farms sell their products to local rural markets. The remaining 25% of China’s hog production comes from larger farms - those that sell between 100 and 500 head a year account for 2 1 % of the production, those that sell between 500 and 10,000 head account for an additional 3% and those that sell between 10,000 and 50,000 hogs account for the remaining 2% of the annual production.

Suppliers

Feed is the most significant cost of operating a hog farm. Historically, our hog farms purchased feed products and raw materials such as corn and soybeans from several feed suppliers under short-term contracts. Under our ownership, the hog farms primarily use our premix as the base of their feed supply and enter into long-term contracts with the suppliers of feed additives in order to meet their feed requirements. The use of our premix laid the groundwork for our hog farms to produce hogs that are accredited as “green” pork.

Research and Development

We are participants in two ongoing research programs. We have been selected into the National Hog Production System, where individuals from China’s top 52 hog farms share their expertise and research and development results. We are also a member of the National Pig Genetics Association which focuses on the selection of high-lean meat breeder hogs and the other program focuses on improving the reproductive traits of breeder hogs.

Intellectual Property

Lushan has developed advanced mating technologies that are designed for foreign and domestic breeder hogs. It employs proprietary techniques to manage mating patterns. We do not hold any patents covering these technologies and have no present intention to apply for patents on them.

Government Regulation

Hog breeding is subject to substantial licensing requirements and regulation. In order to sell breeder hogs in China a breeder hog farm must be awarded a breeder’s license by the local government authorities. Only those breeder hog farms that have qualified staff, specialized equipment and are in segregated locations to avoid the spread of disease are eligible for licensing. Meat hog farms do not require a license. The Agricultural Departments of Jiangxi and Guangxi Provinces issued Breeder Hog Farm Licenses to Lushan and Gangda.

Competition

The hog production business in China is highly segmented. As we discussed above, about 70% of the hogs produced in the country are produced by smaller farms, who sell their inventory to rural markets. The remaining 30% of hog producers are spread throughout the entirety of China and the market for their inventory tends to be within their geographic territory. We primarily market our products within Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces and the territory of the surrounding provinces that is close in proximity to our hog farms. As a result, we compete broadly with the producers in these geographic regions. Our hog production business occupies the whole of southeastern China, including the metropolitan areas of Shanghai and Hong Kong.

Employees

As of December 31, 2010, our Chinese hog farms had a total of 1,024 employees, as compared to 1,290 employees at December 31, 2009. We believe the relationship with our employees is good.

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

Meat Hog Producing Farms

Wannian Xiandai Animal Husbandry Limited Liability Co. (“Wannian”), a wholly owned subsidiary of Nanchang Best Animal Husbandry Co., Ltd. (“Nanchang Best”), is located in Jiangxi Province. Wannian subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from January 3, 2008.

Jiangxi Huyun Livestock Co., Ltd. (“Huyun”), a majority owned subsidiary of Nanchang Best, is located in Jiangxi Province. Huyun subleases the property from the other shareholders of Huyun and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from January 3, 2008.

Ganzhou Green Animal Husbandry Develop Co., Ltd. (“Ganzhou”), a majority owned subsidiary of Nanchang Best, is located in Jiangxi Province. Ganzhou subleases the property from the other shareholders of Ganzhou and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from January 4, 2008.

Gang Feng Animal Husbandry Co., Ltd. (“Gang Feng”), a wholly owned subsidiary of Nanchang Best, is located in the town of Jiangxi Province. Gang Feng subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 6 and 1/2 years from January 7, 2008.

Yichun Tianpeng Domestic Livestock Farm, Ltd. (“Yichun”), a majority owned subsidiary of Nanchang Best, is located in Jiangxi Province. Yichun subleases the property from the other shareholders of Yichun and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from January 9, 2008.

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

Nanping Minkang Hog Farm (“Nanping Minkang”), a wholly owned subsidiary of Shanghai Best Animal Husbandry Co., Ltd. (“Shanghai Best”), is located in Fujian Province. Nanping Minkang subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 15 years from September 17, 2008.

Guangdong Lianjiang Xinfa Hog Farm (“Guangdong Xinfa”), a majority owned subsidiary of Guangxi Huijie, is located in Guangdong Province. Guangdong Xinfa subleases the property from the other shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 12 years from May 30, 2008.

Guangxi Nanning Wanghua Hog Farm (“Guangxi Wanghua”), a wholly owned subsidiary of Guangxi Huijie Sci & Tech Feed Co., Ltd. (“Guangxi Huijie”), is located in Guangxi Province. Guangxi Wanghua subleases the property from the former shareholders and includes the land, pig houses, office buildings, heating system, power and water supply system. The lease runs for 10 years from May 30, 2008.

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

Hog Production – United States – M2P2

On September 13, 2010, the Company acquired all of the outstanding equity interests of M2P2 from AF Sellco, LLC. Through its 10 sow farms and its contract finishing system, M2P2 marketed approximately 1,300,000 in 2010. M2P2’s sow farms are located in Colorado, Oklahoma and North Carolina. At these locations sows are bred and piglets are weaned. The contract finishing system of over 220 farms is concentrated in Iowa. M2P2 contracts with local farmers and other landowners to raise piglets to market weights under the direction and supervision of M2P2.

M2P2 was the 23rd largest hog producer in the United States as of December 31, 2010.

The key to our success in the United States is the business relationship that we maintain with independent farmers. We have business relationships with private landowners and independent farmers in our contract finishing system where hogs born in our facilities are grown to market weights. Substantially all of our production is sold under long-term industry standard contracts to one of the United States’ leading processors, Hormel Foods Corporation. The initial term of these contracts expire on defined dates ranging to 2012 and 2018, and are automatically extended unless either party provides the required notice of nonrenewal. Neither party has provided notice of nonrenewal. These contracts provide for formula based pricing.

Market Description

General

The U.S. hog industry produces approximately 110,000,000 hogs annually in a highly efficient and consolidating industry. In its initial period of consolidation during the 1990’s contract production grew to dominate the hog industry.  Contract production refers to agreements under which a grower commits its production to a specific buyer under a long-term agreement. According to industry sources approximately 80% of U.S. hog production is committed under long-term production contracts.

Suppliers

Feed is the most significant cost of operating a hog farm. Through relationships with toll mills, M2P2 procures finished feed for the growing of wean-to-finish animals in our finishing system throughout Iowa.  Through two company owned feed mills, M2P2 produces its own finished feed products for use in its farrowing production units. All feed and raw material components of our feed, corn, soybean meal and other commodity items are purchased under short-term arrangements.

Research & Development

As part of our dedication to achieving continuous improvement in our operations we maintain a program of scientifically and statistically testing our processes and procedures in order to identify incremental production efficiencies.

Intellectual Property

We do not own or license any material intellectual property rights in connection with our U.S. hog production business.

Government Regulations

In the United States, our facilities for hog production and housing live swine are subject to a variety of federal, state and local environmental laws and regulations, which include provisions relating to the discharge of materials into the environment and generally provide for protection of the environment. We believe we are in substantial compliance with such applicable laws and regulations and are not aware of any violations of such laws and regulations likely to result in material penalties or material increases in compliance costs. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position and is not anticipated to have a material adverse effect in the future.

Competition

Other hog producers include; Smithfield Foods, Triumph Foods, Seaboard Foods, Iowa Select Farms, the Pipestone System, the Maschhoffs, Prestige Farms, Cargill, the Carthage System and AVM Management Services. These producers are either captive to its parent food processing company or grow hogs under contract for specific buyers as such the domestic hog production industry is not characterized by a classic day-to-day competitive dynamic, but rather a longer-term competitive dynamic whereby long-term efficiency, stability and productivity plays a vital role in winning long-term relationships.

Employees

As of December 31, 2010, M2P2 had 200 employees. We believe the relationship with our employees is good.

Facilities

We have production and operations in Colorado, Iowa, North Carolina and Oklahoma. The table below identifies our material facilities, all of which are owned:

Location	Function	Sow Capacity (in heads)
Kiowa County, Colorado	Nucleus Farm	2,000
Kiowa County, Colorado	Multipliers Farm	7,600
Beaver County, Oklahoma	Sow Farm	1,600
Beaver County, Oklahoma	Sow Farm	1,500
Beaver County, Oklahoma	Sow Farm	1,300
Beaver County, Oklahoma	Sow Farm	1,500
Beaver County, Oklahoma	Sow Farm	1,500
Beaver County, Oklahoma	Sow Farm	2,300
Tryell County, North Carolina	Sow Farm	10,000

The table below identifies the  facilities which we own:

Function	Number	Sow Capacity (in heads)	Location
Nucleus Farms	1	2,000	Colorado
Multipliers Farms	2	9,600	Colorado
Sow Farms	7	19,700	North Carolina and Oklahoma
Nursery Farms	3		Colorado
Finishing Farms	4		Colorado
Supporting Offices/Warehouses	3
Truck Wash	2		North Carolina and Colorado
Pig Staging Site	1		North Carolina and Colorado
Rendering Terminal	1		Colorado
Employee Dwellings	5
Isolation Facility	1		North Carolina

HISTORY

We are a Nevada corporation incorporated on March 30, 2005. Since October 31, 2006, we have been engaged in the animal nutrition and commercial hog production business in China. Following our acquisition of M2P2 on September 13, 2010, we commenced hog operation in the United States.

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

In January 2008, we acquired at least a majority interest in five additional hog farms. Specifically:

•
we acquired 70% of the issued and outstanding capital stock of Wannian on January 3rd for RMB 12,250,000 (approximately US$1.7 million); we acquired the remaining 30% equity interest in Wannian on September 8th for RMB6,012,500 (approximately US$0.9 million);

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

On April 30, 2008, we acquired all of the equity interest in an additional 16 hog farms. Specifically, we acquired:

Name of Hog Farm	Purchase Price in RMB	Purchase Price in US$ (

Guangxi Wanghua	26,030,000	$3.7 million
Gangda	14,520,000	$2.1 million
Guangxi Guihong	42,500,000	$6.1 million
Hainan Meilan	14,700,000	$2.1 million
Hainan Wohao	15,200,000	$2.2 million
Guangxi Fuzhi	12,000,000	$1.7 million
Guangdong Xinfa	11,000,000	$1.6 million
Zhejiang Yongxin	10,480,000	$1.5 million
Shanghai Fengxian	35,000,000	$5.0 million
Shanghai Tuanxi	7,000,000	$1.0 million
Shanghai Senrong	30,000,000	$4.3 million
Fujian Muxin	29,320,000	$4.2 million
Fujian Yuanshengtai	26,200,000	$3.7 million
Fujian Jianhua	32,000,000	$4.6 million
Fujian Fengxiang	8,100,000	$1.2 million
Jiangxi Zhiliang	8,000,000	$1.1 million

(1) based on then-current conversion rate

On May 28, 2008, we acquired all of the equity interest in Nanping Kangda for RMB5,821,000 (approximately US$0.9 million) and all of the equity interest in Fujian Jianxi for RMB16,338,166 (approximately US$2.4 million).

On June 25, 2008, we acquired all of the equity interest in Shanghai Weisheng for RMB12,820,000 (approximately US$1.9 million).

In September 2008, we acquired all of the equity interest in three additional hog farms. Specifically:

•	we purchased Nanping Minkang for RMB9,865,000 (approximately US$1.4 million) on September 8th; and

•	we purchased Nanning Shunan for RMB9,256,000 (approximately US$1.4 million) and Guangxi Gangxuan for RMB8,569,000 (approximately US$1.3 million) on September 10th.

In October 2008, we acquired all of the equity interest in two more hog farms. Specifically:

•	on October 28, 2008, we purchased Guangxi Linxing for RMB7,850,000 (approximately US$1.2 million); and

•	on October 29, 2008, we purchased Nanning Shunhua for RMB8,260,000 (approximately US$1.2 million).

On April 15, 2009, we formed a strategic alliance with Hypor and, on December 17, 2009, we formed Hypor AgFeed Breeding with Hypor to develop, operate and market Wuning Farms in Wuning, China.  Hypor AgFeed Breeding is owned 85% by AgFeed and 15% by Hypor.

On July 13, 2009, we formed a joint venture, AgFeed International Protein, which focuses on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry. We were the joint venture’s first client. AgFeed International Protein is owned 84.9% indirectly by us and 15.1% by certain other individuals, including some of our affiliates.

In December 2009, we began stocking the Gangda breeder farm, having completed the conversion of this farm from a meat producing hog farm to a breeder farm. On November 10, 2009, we broke ground on the construction of Da Hua, the first of six currently planned Western-model farms to be built in the short term. We also completed construction of Wuning Farms in November 2009. This farm commenced operations during the fourth quarter of 2010.

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

We own two breeder farms, 29 meat producing hog farms and five feed production operations in China.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our Internet address is http://www.agfeedinc.com. We make available free of charge on http://www.agfeedinc.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

While we are taking a break from our acquisition program as we focus on integrating the companies we have acquired and increasing the efficiencies of our existing businesses, we intend to grow through additional acquisitions in the future. Acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if necessary and available, could increase leverage, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

•	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities. 20

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

Our level of indebtedness and the terms of our indebtedness could negatively impact our business and liquidity position.

Our indebtedness, including borrowings under our revolving credit facility, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:

•	it may limit or impair our ability to obtain financing in the future;

•	our credit rating could restrict or impede our ability to access capital markets at desired interest rates and increase our borrowing costs;

•	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise;

•	a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes; and

•	it may restrict our ability to pay dividends.

Our revolving credit facility for our U.S. hog production business contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. Our loan agreements set forth certain financial ratios and balances which must be maintained in order to maintain our lender relationship.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. As of December 31, 2010, we had $22.4 million of goodwill, which represented approximately 10.0% of total assets.

Domestic and international government regulations could impose material costs.

Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, and labeling of our products. Our facilities for processing pork, milling feed and for housing live swine are subject to a variety of international, federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our pork processing facilities are participants in the Hazard Analysis & Critical Control Points program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our products are subject to inspection prior to distribution, primarily by the U.S. Department of Agriculture (USDA) and the U.S. Food and Drug Administration (FDA). Also, our hog production activities are regulated by the Grain Inspection, Packers and Stockyards Administration (GIPSA), which is part of USDA’s Marketing and Regulatory Programs. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results.

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

Our business may be adversely affected by the slowdown of China’s economy.

We rely on the spending of our customers and distributors for our revenues, which may in turn depend on the level of disposable income, perceived future earnings capability and willingness to spend by pork consumers in China. Specifically, China’s economy experienced a slowdown after the second quarter of 2008, when the quarterly growth rate of China’s gross domestic product reached 10.1%. In the first quarter of 2009, the growth rate of China’s gross domestic product decreased to 6.2%. A number of factors have contributed to this slowdown, including appreciation of the Renminbi, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown has been further exacerbated by the recent global economic downturn, which in recent months has resulted in extreme volatility and dislocation of the global capital and credit markets.

It is uncertain how long the challenging global economic conditions in the financial services and credit markets will continue and how much of an adverse impact it will have on the Chinese economy. In response to the challenging global economic conditions, in September 2008, the Chinese government began to loosen economic measures and monetary policies by reducing interest rates and decreasing the statutory reserve rates for its banks. On November 5, 2008, the State Council of China announced an economic stimulus plan in the amount of $585 billion to stimulate economic growth and bolster domestic demand. The economic stimulus plan or various macroeconomic measures and monetary policies adopted by the Chinese government to guide economic growth and the allocation of resources may not be effective in sustaining the growth of the Chinese economy. The slowdown of China’s economy could lead to lower pork consumption in China, because consumption for pork is dependent on strong general economic activities and conditions. Lower pork consumption may decrease demand for animal feed, which could decrease demand for our products and adversely and materially affect our business, results of operations and financial condition.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Our growth and acquisition of other agribusiness companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

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

We believe that our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing feed products through product innovation and to develop, market and produce new feed products. We may not be successful in introducing, marketing and producing any new feed products or feed product innovations, or that we will develop and introduce in a timely manner innovations to our existing feed products which satisfy customer needs or achieve market acceptance. Our failure to develop new feed products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

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

The primary end-user customers of our feed products are commercial hog farms and individual farmers. Hog prices fluctuate greatly. We experienced hog price declines during the first six months of 2010 as a result of flooding in China which substantially decreased demand for pork products. We are currently experiencing a recent price-spike attributable to a reduced supply of hogs as a result of disease caused by such catastrophic flooding. In addition, the price for corn, an important element in feed, has been volatile. A combination of lower hog sale prices and higher feed costs could constrain demand for our feed products and impact our profitability.

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

Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by local, provincial, and central governmental regulators. The packaging, marketing and distribution of agricultural feed products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death of livestock, other animals or humans. Consumption of our products may cause a health-related illness in the future, and we may be subject to claims or lawsuits relating to such matters. We could be required to recall certain of our feed products in the event of misbranding, contamination or damage to the products or their improper storage and handling. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our feed products. We may be required to perform product recalls, and product liability claims whether or not related to such recall may be asserted against us in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our feed products successfully or on our business, reputation, prospects, financial condition and results of operations. A widespread product recall of any of our feed products could result in changes to one or more of our business processes, product shortages, loss of customer confidence in our food or other adverse effects on our business. If we are required to defend against a product liability claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Unlike most food processing companies in the United States, but in line with industry practice in the PRC, we do not maintain product liability insurance. Furthermore, the products manufactured from hogs that consume our products could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products. Even if a situation does not necessitate a product recall, product liability claims may still be asserted against us. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

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

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our feed business, including, without limitation, a License for Feed Production Enterprise for feed production, a License for Feed Additives Production for additive production, a License for Additive Premix Feed Production for additive premix feed production, and a Product Approval Number Certificate for Additive premix Feed for each type of additive premix feed. We are required to comply with applicable hygiene and food safety standards in relation to our feed production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our feed production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

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

We could be adversely affected if customers of our feed products lose confidence in the safety and quality of various feed products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Adverse publicity about these types of concerns, such as the recent publicity concerning the use of the substance melamine in milk and infant formula, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our feed products could adversely affect our business and financial condition.

We may not be able to adequately protect and maintain our intellectual property, trademark, and brand names.

Our success will depend on our ability to continue to develop and market formulas for premix, concentrates and complete feed products. We currently have not applied for patents for our products or formulas, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas. Since we do not have patent protection for our technology or formulas, we may not be able to protect our rights to this intellectual property if our competitors discover or illegally obtain this technology or formulas. Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

Many of our significant customer and supplier contracts are short-term.

Many of our feed customers and suppliers operate through purchase orders or short-term contracts. These customers or suppliers may not continue to do business with us on the same basis. Additionally, those customers or suppliers with long-term business arrangements with us may not renew these contracts on terms that are favorable to us, if at all. The termination of or modification to any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

Our product, trademark and brand names may be subject to counterfeiting and/or imitation, which could have an adverse impact upon our reputation and brand image, as well as lead to higher administrative costs.

We regard brand positioning as one of our core competitive advantages, and intend to position our brands to create the perception and image of “health, nutrition, freshness and quality” in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. Counterfeiting or imitation of our products may occur in the future, and we may not be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

Risks Related to Our Commercial Hog Production Business

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

Market fluctuations could negatively impact our operating results as we hedge certain transactions.

Our business is exposed to fluctuating market conditions. We use derivative financial instruments to reduce our exposure to various market risks including changes in commodity prices. From time to time, we may hold certain positions, primarily in grain, corn and hog futures, that do not qualify as hedges for financial reporting purposes. These positions are marked to fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Therefore, losses on these contracts will adversely affect our reported operating results. While these contracts reduce our exposure to changes in prices for commodity products, the use of such instruments may ultimately limit our ability to benefit from favorable commodity prices.

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

A substantial portion of our business is conducted in China. Doing business outside the United States, and particularly in China, subjects us to various risks and uncertainties, including changing economic and political conditions, major work stoppages, exchange rate controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

China’s economic policies could affect our business.

A substantial portion of our assets are located in China and a significant portion of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

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

As we have limited business insurance coverage in China, any loss which we suffer in China may not be insured or may be insured to only a limited extent.

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties in China, our insurance may not provide adequate coverage in the event of loss or damage to our property.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability

The Chinese tax system is in a state of flux, and it is anticipated that China’s tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

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

Limitations on the ability of our operating subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations

We are a holding company and conduct all of our business through our operating subsidiaries in China. We will of necessity rely on dividends paid by our direct or indirect subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Each of our Chinese subsidiaries is also required to set aside at least 10% of its respective after-tax profit based on Chinese accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50% of their registered capital. These reserves are not distributable as cash dividends. In addition, each is required to allocate a portion of its after-tax profit to its staff welfare and bonus fund at the discretion of its board of directors. Moreover, if our subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Any limitation on the ability of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

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

The State Administration of Foreign Exchange (SAFE) issued a public notice in October 2005, requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. Some of our PRC resident beneficial owners have not registered with the local SAFE branch as required under SAFE regulations. The failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE regulations or the failure of our beneficial owners to amend their SAFE registrations in a timely fashion pursuant to the SAFE regulations may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute capital to our PRC subsidiary, limit the ability of our PRC subsidiary to distribute dividends to our company or otherwise materially and adversely affect our business.

Under the applicable PRC regulations, PRC citizens who participate in an employee stock ownership plan or a stock option plan in an overseas publicly-listed company are required to register with the SAFE and complete certain other procedures. On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. We and our PRC citizen employees who participate in an employee stock ownership plan or a stock option plan will be subject to these regulations when our company becomes a publicly-listed company in the United States. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially and adversely affected.

In addition, the National Development and Reform Commission (“NRC”) promulgated a Rule in October 2004, or the NRC Rule, which requires NRC approvals for overseas investment projects of resource development or overseas investment projects using large amount of foreign exchange made by PRC entities. The NRC Rule also provides that approval procedures for such overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NRC or challenged by the NRC based on the absence of NRC approval. Our current beneficial owners who are PRC individuals did not apply for NRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NRC Rule may subject these persons or our PRC subsidiaries to certain liabilities under PRC laws, which could adversely affect our business.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive a significant portion of our revenues in RMB. Under our current structure, our income from Chinese operations is primarily derived from dividend payments from our sole subsidiary. Shortages in the availability of foreign currency may restrict the ability of our subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy any foreign currency denominated obligations that they may subsequently incur. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB are to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. Since our revenues are denominated in RMBs, any existing and future restrictions on currency exchange may limit our ability to utilize revenues to fund business activities outside of China that require foreign currencies.

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

If relations between the United States and China worsen, investors may be unwilling to hold or buy our common stock and the market price of our common stock may decrease.

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

Since January 1, 2009 through March 14, 2011, the high and low sales prices of our common stock on the Nasdaq Stock Market were $7.96 and $0.90. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 15, 2011, we had 55,777,843 shares of common stock issued and outstanding, 1,800,000 of which shares are subject to the lapsing of certain restrictions. An aggregate of 2,404,435 shares of our common stock are issuable upon conversion of our outstanding convertible notes or upon exercise of our outstanding warrants and an aggregate of 185,000 shares of our common stock are issuable upon exercise of our outstanding options. Sales of shares of our common stock in the public market covered under an effective registration statement, or pursuant to Rule 144, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Several of our former directors and executive officers have pledged their shares of our stock as collateral under bank loans, which could result in foreclosure and disposition and could have a negative impact on our stock price.

Based on information from these stockholders, we believe Dr. Songyan Li, our former chairman of our board of directors, Feng Zhou, our former corporate secretary, Zhengru Xiong, Yunlin Zheng and JunQing Xiong have pledged 6,000,000 shares of our common stock that they own to secure loans made to them by an unrelated third party lender. If one of these shareholders defaults on any of their respective obligations under these pledge agreements or the related loan documents, the lender may have the right to sell the pledged shares in one or more sales that could cause our stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Some of the occurrences that may constitute such an event of default include:

•	the shareholder’s failure to make a payment of principal or interest when due;

•
the occurrence of another default that would entitle any of the shareholder’s other creditors to accelerate payment of any debts and obligations owed to them by the stockholder in an amount in excess of $1 million; and

•
if, in the sole opinion of the lender, the cost or other issues surrounding the rolling-over or re-issuance of hedges related to the pledged shares too difficult or expensive, or there is no option trading in our shares.

If the lender forecloses on the pledged shares and decides to sell such shares in large blocks, any such sales would likely have a material adverse affect on our stock price.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the percentage equity interest of our shareholders.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of March 15, 2011, there were approximately 16,632,722 authorized and unissued shares of our common stock which have not been reserved and accordingly, are available for future issuance. We entered into an Equity Credit Agreement in September 2009 with an institutional investor pursuant to which we have the right, but not the obligation, to require the investor to purchase shares of our common stock from time to time. The maximum aggregate value of the shares that may be issued under the Equity Credit Agreement is $28.5 million. Based on the closing price of our common stock on March 11, 2011, assuming the maximum takedown under the Equity Credit Agreement, approximately 13.7 million additional shares could be issued. We are not obligated to issue any shares. Although we have not entered into any other agreements as of this date to issue our unreserved shares of common stock, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital in the private or public markets. The issuance of additional shares of our common stock:

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

As some of our executive officers and our directors are Chinese citizens, it may be difficult to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, because a substantial portion of our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for investors to access those assets to enforce judgments rendered against us or our directors or executive officers by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

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

The Company has outstanding unresolved comments from the SEC from a letter it received during the first quarter of 2011 relating to its Annual Report on Form 10-K for the period ended December 31, 2009 and its Quarterly Reports on Form 10-Q for the period ended June 30, 2010 and September 30, 2010.  The Company is currently in the process of preparing its response to the unresolved comments.

Item 2.	Properties.

We lease our headquarters office, located at Rm. A1001-1002, Tower 16, Hengmao Int’l Center, 333 S. Guangchang Rd., Nanchang, Jiangxi Province, PRC 330003. The annual rent on this space is approximately $28,000 and the lease runs for two years through April 28, 2011. A full description of our feed facilities is set forth under “Item 1. Business – Animal Nutrition Business – Facilities” and a full description of our Chinese hog farm facilities is set forth under “Item 1. Business – Commercial Hog Production Business – Hog Production - China – Facilities.”  For information regarding our material properties related to our U.S. hog production facilities, see “Item 1. Business – Commercial Hog Production Business – Hog Production - United States - M2P2 – Facilities.”

We believe our present facilities are generally adequate and suitable for our current purposes; however, seasonal fluctuations in inventories and production may occur as a reaction to market demand for certain of our products. We engage in construction and other capital improvement projects from time to time in order to expand capacity and improve the efficiency of our production facilities. We also consider the efficiencies of our operations and may from time to time consider changing the number or type of facilities we operate to align with our capacity needs.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Through August 28, 2007 our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “AGFI.OB.” Our common stock is currently traded on the Nasdaq Global Market under the symbol “FEED.” The following table sets forth, for the periods indicated, the quarterly high and low selling prices for our common stock as reported by Nasdaq.

	For the Year Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$5.69	$4.01	$2.95	$0.90
Second Quarter	$4.85	$2.82	$7.96	$2.11
Third Quarter	$3.12	$2.12	$6.80	$4.10
Fourth Quarter	$3.44	$2.30	$5.70	$4.00

The closing price for our common stock on March 14, 2011 was $2.16.

Holders

The number of record holders of our common stock as of March 15, 2011 was 99.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have in place the AgFeed Industries, Inc. 2010 Long-Term Incentive Plan and AgFeed Industries, Inc. 2008 Long-Term Incentive Plan. Prior to the adoption of our 2008 Long-Term Incentive Plan at our annual meeting of shareholders during 2008, we did not have a formal equity compensation plan in effect for employees or directors.

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options and rights granted to employees or members of our Board of Directors:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	185,000		$2.70	2,015,000
Equity compensation plans not approved by securityholders	-	$
Total	185,000		$2.70	2,015,000

Stock Price Performance Graph

A five-year comparison of the performance of our common stock with a broad equity market index and a peer group is set forth below. The broad equity market index used is the Nasdaq Composite Index and the peer group is the Russell 2000 Index. The below comparison assumes $100 was invested on November 17, 2006 and dividends are reinvested for all years ending December 31.

	11/17/06	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
AgFeed Industries, Inc.	100	67	282	54	167	98
Nasdaq Composite Index	100	98	108	64	93	108
Russell 2000 Index	100	99	97	63	79	99

The Company uses the Russell 2000 Index because it includes companies with similar market capitalization. Published indices of companies in a similar industry or line-of-business or an index of peers selected by us in good faith are not good substitutes as they do not reflect the significant contribution of our feed business and do not reflect our significant operations in the United States.

Purchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2010.

Item 6.	Selected Financial Data.

	For the years ended December 31,
	2010	2009	2008	2007	2006
Revenue	$243,614,119	$173,203,271	$143,661,485	$36,163,339	$8,594,876
Cost of goods sold	228,942,742	146,660,232	109,269,960	25,763,479	5,446,332
Gross profit	14,671,377	26,543,039	34,391,525	10,399,860	3,148,544
Operating expenses	55,107,656	14,879,885	10,451,485	4,079,089	2,114,650
Income (loss) from operations	(40,436,279)	11,663,154	23,940,040	6,320,771	1,033,894
Non-operating income (expense)	(1,328,061)	(341,252)	(5,982,484)	148,921	41,000
Income tax expense (benefit)	1,234,725	1,142,105	587,222	(193,203)	(100,386)
Net income (loss)	(42,999,065)	10,179,797	17,370,334	6,662,895	1,175,280
Noncontrolling interest	(295,095)	(168,569)	421,519	-	-
Net income (loss) attributed to AgFeed	$(42,703,970)	$10,348,366	$16,948,815	$6,662,895	$1,175,280

Weighted average shares outstanding:
Basic	47,458,026	40,978,457	31,557,742	26,093,376	17,911,296
Diluted	47,458,026	41,214,070	31,713,977	26,174,973	17,911,296

Earnings (loss) per share:
Basic	$(0.90)	$0.25	$0.54	$0.26	$0.07
Diluted	$(0.90)	$0.25	$0.53	$0.25	$0.07

	As of December 31,
	2010	2009	2008	2007	2006

Total assets	$223,494,662	$162,948,020	$137,055,136	$23,070,264	$7,265,831

Long-Term Obligations/Debt	$74,121,070	$4,401,000	$3,220,556	$-	$-

The selected financial data presented in the above table is indicative of the Company's strategy of growing through acquisition. The below schedule further segments the above data providing the acquisition year impact on results, total assets and long-term obligations/debt. The reader should view the below information in combination with Note 14 - Segment Information included as part of the Notes to Consolidated Financial Statements presented in Part IV of this Form 10-K as well as the History sub-topic discussed in Item 1 of this Form 10-K.

AgFeed acquired the following entities:

•	2010 - M2P2 was acquired in September;
•	2008 - two feed operations in China and 29 hog production facilities in China; and
•	2007 – one hog production facility in China

The following is a summary of the contributions these acquisitions made to the consolidated results and total assets of AgFeed in their year of acquisition.

	For the years ended December 31,
	2010	2009	2008	2007
Revenue	$65,950,219	$-	$98,588,051	$11,137,033
Cost of goods sold	63,199,139	-	76,200,354	8,011,185
Gross profit	2,751,080	-	22,387,697	3,125,848
Operating expenses	1,093,590	-	4,832,519	900,903
Income (loss) from operations	1,657,490	-	17,555,178	2,224,945
Non-operating income (expense)	(715,047)	-	(701,358)	(30,160)
Income tax expense (benefit)	-	-	-	(41,095)
Net income (loss)	$942,443	$-	$16,853,820	$2,235,880

	As of December 31,
	2010	2009	2008	2007
Total assets	$94,369,142	$-	$54,659,741	$5,346,807

Long-Term Obligations/Debt	$58,959,500	$-	$-	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Section has been derived from the consolidated financial statements of AgFeed. Information contained herein should be read together with AgFeed’s financial statements and related notes included elsewhere in this annual report.

Dollar amounts set forth in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands (000s) unless otherwise indicated.

Overview

We are engaged in the animal nutrition (premix, concentrate and complete feeds) business and commercial hog production business in China.  In the United States, we are engaged in the commercial hog production and contract finishing.

Our animal nutrition business consists of the research and development, manufacture, marketing and sale of additive premix, concentrates and complete feed for use in the domestic animal husbandry markets, primarily for hog production in China.  Premix is an animal feed additive that is broadly used in commercial animal production worldwide.  We have been in the premix feed business since 1995 and now operate five premix feed manufacturing facilities located in the provinces of Jiangxi, Guangxi, Shandong and Hainan and the municipality of Shanghai.  We are aggressively expanding our concentrate and complete feed lines to meet the growing demand of commercial producers as they modernize their production technology and focus on the requirements of the food safety laws. 2010 revenue increased 54.2% to $120.3 million versus $78.0 million in 2009. Income from operations increased 36.5% to $10.9 million in 2010 from $8.0 million in 2009.

We entered the Chinese hog breeding and production business in November 2007. In this business, we mainly produce hogs for processing and sell breeding stock.  At December 31, 2010, we had two breeder farms and 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces. 2010 revenue decreased 34.6% to $72.2 million versus $110.3 million in 2009. Income (loss) from operations in 2010 of $(45.6) million versus $6.7 million in 2010.  The loss for 2010 is attributable to operating losses of $14.9 million of which $8.9 million was attributable to eight legacy farms being closed during 2011 and non-cash, non-recurring, write downs and reserves related to the restructuring of this business unit of $30.6 million.  This $30.6 million in asset write downs is comprised of $16.8 million of goodwill written off during the third quarter of 2010, $4.8 million of goodwill written off during the fourth quarter of 2010 and fixed asset written down during the fourth quarter of 2010 of $9.0 million.

We acquired M2P2 on September 13, 2010.  Through its 10 sow farms and its contract finishing system, M2P2 markets approximately 1,300,000 hogs. M2P2’s sow farms are located in Colorado, Oklahoma and North Carolina. At these locations sows are bred and piglets are weaned.  The contract finishing system of over 220 farms is concentrated in Iowa.  M2P2 contracts with local farmers and other landowners to raise piglets to market weights under the direction and supervision of M2P2. M2P2 is the 23rd largest hog producer in the United States as of December 31, 2010. Revenue for the partial year was $65.9 million and income from operations of $1.7 million.

The key to our success in the United States is the business relationship that we maintain with independent farmers. We have business relationships with private landowners and independent farmers in our contract finishing system where hogs born in our facilities are grown to market weights. Substantially all of our production is sold under long-term industry standard contracts to one of the United States’ leading processors, Hormel Foods Corporation.

We had revenues of $243.6 million for the year ended December 31, 2010 compared to revenues of $173.2 million for the year ended December 31, 2009.  The increase of 40.6% was the result of product mix shift to complete feeds and expanding market share in our feed business, the acquisition of M2P2 in September 2009 and a decline in revenue of our legacy Chinese hog production system.  The Western style China hog production systems in Dahua and Xinyu are under construction with the first Dahua farm being stocked in the 1st Quarter of 2011.

Animal Nutrition Business

We manufacture, distribute, market and sell three main product lines - premix, concentrate and complete feeds for use in all stages of a pig’s life. We conduct these operations through our feed operating companies.  Our feed operating companies operate manufacturing facilities in the provinces of Jiangxi, Guangxi, Shandong and Hainan and the municipality of Shanghai, primarily serving the hog industry. We also provide educational, technical and veterinary support to our customers and distributor base.

We invest capital in research and development to maintain and improve on a superior quality product while experimenting with environmentally sensitive premix formulas. We will continue to invest up to 1% of our revenues to increasing our long-term profitability and competitiveness.

Revenue increased to $106.7 million in 2010 from $63.7 million in 2009 fully recognizing sales from the feed division to the hog division.  This is driven by our aggressive expansion into concentrate and complete feed lines.

Hog Production Business

In our hog production business, we have grown our business through strategic acquisitions of current producing commercial hog farms and organic growth. At December 31, 2010, we had two breeder hog farms and 29 meat producing hog farms located in Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces, which are strategically located in or near the largest pork consumption areas in the PRC.

We entered the hog farming business on November 9, 2007 as a result of our acquisition of ninety percent (90%) of the capital stock of Lushan. Lushan owns and operates a breeder hog farm in Jiangxi Province. Lushan is a mid-scale hog farm engaged in the business of raising, breeding and selling hogs in the PRC for use in the pork production market in the PRC. In 2008, we acquired at least a majority interest in 29 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi, and Fujian provinces through our subsidiaries - Nanchang Best, Shanghai Best, Guangxi Huijie and Best Swine. Our meat hog producing farms generate revenue primarily from the sale of meat hogs to processors. Our meat hogs are sold primarily in Jiangxi, Shanghai, Hainan, Guangxi, Fujian, Guangdong and other neighboring provinces. In November 2009, we opened our first "Western-model" farm in the city of Da Hua, Guangxi Province. In December 2009, we began stocking a second breeder farm in the city of Gangda, Guangxi Province. We also completed the construction of a nucleus farm in the city of Wuning, Jiangxi Province in November 2009. This farm will be developed and operated by Hypor AgFeed Breeding.

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

On April 2009, we formed a strategic alliance with Hypor. The alliance has four phases: (1) upgrading the genetic base of our existing herds; (2) creating a sow farrow-to-finish nucleus facility to supply superior breeding stock to be utilized in our production systems and for sale to outside commercial hog farms; (3) establishing high health, top quality genetics to the farms being developed by AgFeed International Protein; and (4) developing gene transfer centers to maximize the use of the top performing boars in China across our production system. On December 17, 2009, we formed Hypor AgFeed Breeding Company with Hypor to develop, operate and market a genetic nucleus farm in Wuning, China. Hypor AgFeed Breeding is owned 85% indirectly by us and 15% by Hypor.

On July 2009, we formed a joint venture, AgFeed International Protein Technology Corp., which focuses on enhancing hog production systems for Chinese and other Pan Asian clients based on modern western standards to increase productivity and ensure the highest bio-security health standards in the Pan Asian hog industry. The joint venture was formed to take advantage of the commercialization and consolidation of the hog industry being fostered by the Chinese central and local governments. We are the joint venture’s first client. AgFeed International Protein is owned 84.9% indirectly by us and 15.1% by certain other individuals, including some of our affiliates.

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

On November 9, 2009, construction began on of our first large western model farm in Da Hua, China (Jiangxi Province). This is the first of six farms that will be constructed in South China that will house an additional 20,000 genetically superior sows and 400 boars. When fully operational, we anticipate that these farms will produce 500,000 pigs per year. It is anticipated that the cost to build the six farms will be approximately $50 million over a two-year development period. AgFeed International Protein has completed all phases of design and blueprints for these farms and has been working with international and local construction firms to ensure success.

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

According to the China Feed Industry Association, China has the world's largest and most profitable market for hog production, which processed 625 million hogs in 2009, compared to approximately 100 million in the US. More than 1.2 billion Chinese consume pork as their primary source of meat. 62% of all meat consumed in China is pork. Chinese consumers consume more pork each year than the rest of the world combined. China’s pork consumption is forecast to increase to 47.0 million metric tons in 2010 up from 44.9 million metric tons in 2008, an increase of about 5%. Projected pork demand by 2015 is estimated to approach 68.0 million metric tons, an increase of 51%

The Chinese government supports smaller hog producers with subsidies, insurance, vaccines, caps on feed costs and land use grants. Hog production is exempt from all income taxes and sow owners receive government grants and subsidies. The Food Safety Law, which went into effect on June 1, 2009, provides a legal basis for the government to strengthen food safety control “from the production line to the dining table.”

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

Goodwill.  Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired.  Goodwill is tested annually for impairment or more frequently if indicators of impairment are present.  Goodwill is tested at the reporting unit level, which is the same as, or one level below, the operating segment level.  Accounting standards require a two step process for evaluating goodwill for impairment.  The first step compares the reporting unit to its fair value.  The second step is required if the fair value is less than the carrying value of the reporting unit.  The second step allocates fair value to assets (including any unrecognized intangible assets) and liabilities under a hypothetical purchase price allocation.  Any remaining unallocated fair value represents the implied fair value of goodwill for the reporting unit.

            In 2010, we recognized goodwill impairment charges of $21 million, which are further described elsewhere in this Form 10-K.  Significant assumptions are used in determining the fair value of reporting units and goodwill, including discount rates and future projected cash flows.  Management believes the assumptions used are reasonable, however, changes in these assumptions could materially modify the reported amounts of goodwill and any related impairment charges.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Results of Operations

Comparison of years Ended December 31, 2010 and December 31, 2009

	Years Ended December 31,
	2010 Total	2009	$ Change	% Change
	(in thousands)
Revenues	$243,614	$173,203	$70,411	40.7%
Cost of goods sold	$228,943	$146,660	$82,283	56.1%
Gross profit	$14,671	$26,543	$(11,872)	-44.7%
Selling, general and administrative expense	$24,475	$14,880	$9,595	64.5%
Impairment of goodwill and long-term assets	$30,633	$-	$30,633	N/A
Interest and financing costs, net	$1,247	$810	$437	54.0%
Provision for income taxes	$1,234	$1,142	$92	8%
Net income - AgFeed	$(42,704)	$10,348	$(53,052)	-512.7%

	2010	2009	Change	Price	Volume
Price/Volume Analysis:
Animal feed nutrition
Volume (metric tons)	177,177	117,403	59,774
Revenue (in 000s)	$120,311	$78,024	$42,287	$1,698	$40,589
Cost of goods sold (in 000s)	$101,676	$63,754	$37,922	$3,620	$34,302
Gross profit (in 000s)	$18,635	$14,270	$4,365	$(1,922)	$6,287
Gross profit margin	15.5%	18.3%
Revenue/MT	$679	$665	$14
Cost of goods sold/MT`	$574	$543	$31
Gross profit (loss)/MT	$105	$122	$(17)

Hog production—China
Volume (hogs)	474,554	680,624	(206,070)
Revenue (in 000s)	$72,154	$110,285	$(38,131)	$(6,799)	$(31,332)
Cost of goods sold (in 000s)	$78,868	$97,920	$(19,052)	$15,196	$(34,248)
Gross profit (loss) (in 000s)	$(6,714)	$12,365	$(19,079)	$(21,995)	$2,916
Gross profit (loss) margin	(9.3)%	11.2%
Revenue/hog	$152	$162	$(10)
Cost of goods sold/hog	$167	$144	$23
Gross profit (loss)/hog	$(15)	$18	$(33)

Hog production—M2P2 (Since acquisition date of 09/13/10)
Volume (hogs)	422,006
Revenue (in 000s)	$65,950
Cost of goods sold (in 000s)	$63,199
Gross profit (in 000s)	$2,751
Gross profit margin	4.2%
Revenue/hog	$156
Cost of goods sold/hog	$150
Gross profit/hog	$6

The table above of Price/Volume Variance are based on pre-consolidated data (e.g., prior to elimination of intercompany sales) for Animal Feed Nutrition and Hog Production—China.

Consolidated Revenues. On a consolidated basis, revenues increased $70.4 million from 2009. Our animal nutrition business and M2P2 provided $43.0 million and $65.9 million of increased revenues, respectively but were offset by a decline of $38.5 million in our China hog production business. For comparative analysis, where applicable, the following paragraphs addressing revenues, cost of goods sold, and gross profit will reference the above Price/Volume Analysis, which represents pre-consolidated data that we believe is reflective of how we view our business operations.

Revenues by segment - Price / Volume Analysis

Animal nutrition - Our animal nutrition segment contributed increased revenues of $42.2 million, related to volume increases of $40.5 million and price increases of $1.7 million. On a volume basis by type of feed, we experienced growth in each of our feed types as illustrated in metric tons:

Feed Type	2010	2009	Increase	% Increase
Complete	106,308	61,176	45,132	74%
Concentrates (Condensed)	32,227	18,554	13,673	74%
Premix/Fine	38,642	37,673	969	3%

Total	177,177	117,403	59,774	51%

The above volume increases are primarily indicative of the ongoing shift of our customers to complete and concentrates feeds and our abilities to grow and meet this demand. Though premix/fine feeds increased at an incremental rate of 3%, it is significant that we have been able to maintain prior year levels instead of experiencing a measure of migration from this feed type to either concentrates or complete feeds.

On an aggregate basis, we received $679 per metric ton in 2010 versus $665 per metric ton in 2009.

Hog production - M2P2 - Revenue generated from M2P2 from the date of acquisition was $65.9 million. Since M2P2 was acquired in 2010, there is no comparative 2009 revenue. For the period presented, M2P2 recognized its revenue from the sale of 422,000 hogs at an average price of $156 per hog averaging a weight of 122 kgs. We believe that this is a normal level of sales for M2P2.

Hog production - China - Our legacy farms experienced significant and measurable losses in 2010. In our first quarter of 2010, we reported consolidated revenues of $28.6 million consistent with the 2009 run-rate, which declined to $11.3 million in the second quarter, slightly recovering to $16.1 million in the September ending quarter and settling back to $15 million in the last quarter of 2010 for total 2010 sales of $71 million as compared to $110 million in 2009. Viewing market prices over the last nine months of 2010, we see a steep decline in market prices in the second quarter, a rise to levels above the beginning of the year values in the third quarter and a continued rise in the fourth quarter. The chart below graphs the period and shows a continued rising trend in 2011.

Returning to a pre-consolidated analysis, the revenue performance of our legacy farms showed the following price and volume changes compared to 2009 (in millions).

Quarter ended	2010	2009	Due to price	Due to Volume
March 31	$29.1	$23.4	$1.1	$4.7
June 30	12.5	27.6	(3.5)	(11.6)
September 30	16.8	28.2	(2.1)	(9.3)
December 31	13.7	31.1	(2.3)	(15.1)

Total	$72.1	$110.3	$(6.8)	$(31.3)

Overall, our revenues did not fully benefit from the rising market prices given a cumulative set of events that become challenging to resolve and overcome on a directly impacted and macro level. Specifically, we were adversely impacted by flooding resulting in a loss of 16,000 market pigs (estimated impact of $700k to revenue), exacerbating the spread of disease causing pre-mature marketing of hogs at lower weights (average 82.5 kgs compared to 87.8 kgs in 2009—estimated $4.7 million reduction to revenue), and the discontinuance of our program to purchase hogs outside our internal production for finishing to market weight. We did not specifically differentiate these hogs from our internally produced hogs, but believe the discontinuance of this program accounts for the balance of the revenue decreases associated with volume.

On a macro-basis, the impacts of weather, infrastructure and disease altered our ability to grow hogs to full market weights and further impacted our ability to readily readjust our production flows to have sufficient market hogs available to take full advantage of the rising and favorable market for hogs.

On a comparative basis, we marketed hogs at an average of 82.5 kgs in 2010 versus 87.8 kgs in 2009 achieving average revenues per pig of $152 in 2010 versus $162 in 2009.

Consolidated Cost of Goods Sold - We experienced increases in cost of goods sold in our China-based animal nutrition and hog business units. The primary drivers of the increases were the rising costs of corn and soybean meal; two key ingredients in the production of complete feeds and consumed by our hogs. Below are company-prepared charts illustrating the steady increase in corn during the course of 2010 and the volatility of soybean meal prices showing steady but steep pricing drops the first half of the year and reversing with even steeper price increases the second half of the year.

Animal nutrition - For our animal nutrition business, our cost of sales on a pre-consolidated basis increased $37.9 million with price causing $3.6 million of this increase and $34.3 million driven by our increased volumes.

On an aggregate basis, our feed costs $574 per metric ton to produce versus $543 per metric ton in 2009 driven primarily by the cost of raw material ingredients.

Hog production - China - Our cost of goods sold for the hog segment for the year ended December 31, 2010 showed a decline of $19.1 million. Consistent with the 206,070 reduction in the number of hogs sold, reduced costs of $34.2 million were realized in comparison to 2009 and offset by a price-driven increase to our costs of $15.2 million of a one-time nature.  We incurred a charge of $1.5 million to adjust our inventory to its net realizable value.  This charge was primarily to our farms designated for closure.

Hog production - M2P2 - For M2P2, our cost of goods sold was $63.2 million representing approximately $150 per hog. We believe that this is a normal level of costs of good sold relative to sales for M2P2.

Consolidated Gross Profit.  On a consolidated basis, we achieved $14.7 million of gross profit for 2010 compared to $26.2 million in 2009. By segment, our comparative gross profit amounts (in thousands) are:

Business Unit	2010	2009	% Change
Animal Nutrition	$18,634	$14,270	31
M2P2	2,751	0	N/A
Hog Production-China	(6,714)	12,273	(155)

Animal nutrition - Animal nutrition gross profit increased 31% or $4.4 million in 2010 compared to 2009. Our price-volume analysis indicates this increase was primarily volume driven bringing $6.3 million offset by price-driven factors reducing gross profit $1.9 million.

Hog production - M2P2 - Our M2P2 business contributed $2.7 million since we acquired M2P2 on September 13, 2010 of gross profit representing a gross margin of 4.2% and $6.52 per hog.

Hog production - China - As a business segment, our hog production operations in China produced a loss of $6.7 million at the gross profit line for the year ended December 31, 2010 compared to a $12.4 million gross profit in 2009. In terms of the price-volume analysis, the net loss of $19.1 million represents the net of pricing driven losses of $22 million offset by a favorable benefit of $2.9 million to gross profit from reduced volumes. Given the series of significant weather-related events in our areas of operations, our production capabilities were hindered by damages to our facilities and the spread of animal diseases. Combined with rising input costs for feed grain, we realized losses of $15 per market hog compared to a profit of $18 per market hog in 2009 operating segments.

Analysis of the gross profit of our China hog production unit at the operating segment level gives further insight to the areas of our operations most struggling with production capabilities and efficiencies in bringing hogs to market at a profitable level. We define our business segment as Hog Production—China (or legacy farms) and further define our operating segments based on provincial or municipal geographical location. Our operating segments consist of Jiangxi, Guangxi, Fujian, Hainan and Shanghai. To better understand the loss at the gross profit classification in our statement of operations, we break out the operating segments as follows (in thousands):

	Jiangxi	Guangxi	Fujian	Hainan	Shanghai	Total
Revenue	$16,678	$19,953	$15,803	$7,210	$12,510	$72,154
Cost of goods	22,720	21,301	15,379	7,060	12,408	78,868
Gross Profit (Loss)	$(6,042)	$(1,348)	$424	$150	$102	(6,714)

With obvious negative distinction, an operating segment producing operational losses at the gross profit line has significant operating issues. The Jiangxi and Guangxi operating segments indicated a loss at the gross profit line requiring further evaluation. Specifically, Jiangxi represented $6.0 million and Guangxi contributed $1.3 million of the loss, which was offset by aggregate profitability of the remaining reporting units of $676,000. The losses at the Jiangxi and Guangxi operating segments primarily reflected the effects of flooding, condition of infrastructure and subsequent disease to a degree that farms within the reporting units were designated for depopulation of their herds and evaluation of the facilities and infrastructure for need of repairs from weather-related damages and to restore the facility to a profitable and re-usable state. Due to the actual losses incurred and our forecasts, we further evaluated whether to continue operating certain farms.

In the third quarter of 2010, we initiated a review of the reporting units to determine the impacts of floods, destruction of infrastructure and subsequent disease, need for capital improvements and function of the farms operating within the reporting units. This led to our first assessment of potential goodwill impairment and impairment to asset values in the third quarter with a subsequent assessment in the fourth quarter, which led to goodwill and asset impairments totaling $30.6 million, further discussed in the sections titled Impairment of Goodwill and Long-Term Assets.

Selling, general and administrative expenses – For the year ended December 31, 2010 our selling, general and administrative expenses increased $9.6 million compared to the year ended December 31, 2009.  The increased costs are attributable to the items listed below (in millions):

Inclusion of M2P2 (since 9/13/10)	$1.1	(a)
Costs related to the acquisition of M2P2	1.1	(b)
Stock-based compensation	1.7	(c)
Accrual for China hog farm payroll-related expenses	2.2	(d)
Alternext listing, PR and corporate promotion	0.7	(e)
Losses on disposal of assets (primarily sows)	1.4	(f)
Expense non-capitalizable financing costs	0.3	(g)
Reorganization of AgFeed	0.4	(h)
Other	0.7	(i)

Total	$9.6

(a)	M2P2 was acquired on September 13, 2010. This is a normal run-rate of selling, general and administrative expenses.
(b)	These reflect legal and other professional services costs incurred in the acquisition of M2P2.
(c)
Represents compensation costs to key management, directors, advisers and line management for long-term incentive shares ($1.5 million charge) issued in 2009 based on the vesting schedule as well as compensation costs for stock options ($225k charge).

(d)	Based on a review of our payroll accrual practices, we deemed an increase of $2.2 million was necessary to reflect our estimate of the expected liabilities.
(e)
During 2010, we secured a listing on the NYSE Alternext exchange to gain access to the NYSE Euronext European markets ($0.3 million of the charge).  We also enlisted consulting services related to promotional activities in the US and Europe and development of a new website ($ .4 million of the charge).

(f)
During the year, our China hog production system, through defined herd rollover plans and in response to flooding and disease, culled its herd animals at a loss due to lower market prices realized against our book values for the sows.

(g)	We are expensing costs deemed deferrable at time of recording related to possible future financing activities.
(h)
During 2010, we incurred tax and accounting related professional services to restructure our legal entities and business operations to carve out our animal nutrition unit for a prospective public offering commonly known as a “carve out.”

(i)
Other represents a grouping of expenses related to corporate staff additions in 2010, expanded insurance coverage, specific-topic legal advice, compliance and computer systems consulting, and shareholder services at values not individually exceeding $100k.

Impairment of Goodwill and Long-term assets. As previously discussed in the Gross Profit section, certain of our reporting units (specifically the Jiangxi and Guangxi reporting units) reflected losses at the gross profit line.  This caused us to assess impairment of our goodwill and asset values. Our assessments were made in the third quarter resulting in a non-cash charge to our operating results of $16.8 million. In the fourth quarter we conducted our annual review of goodwill impairment and concluded that the commercial farms operating in our Jiangxi reporting unit would not provide an acceptable return on investment or even profitability given the effects of disease, the physical location of the farm in proximity to other farms, industry and populations, the size of the facilities and the level of capital investment required. In addition to the Jiangxi reporting unit, we also identified one farm in Shanghai and one in Guangxi meeting our criteria for closure. On an operating segment / reporting unit basis, the below table shows the cumulative results of our 2010 assessments of impairment to goodwill adjusted for foreign exchange:

(In thousands)	Jiangxi	Guangxi	Fujian	Hainan	Shanghai	Total

Beginning goodwill	$5,103	$11,812	$11,567	$2,273	$9,632	$40,387

Goodwill impaired	(5,103)	(6,844)	(4,393)	(2,273)	(2,172)	(20,785)

Goodwill at 12/31/10	$0	$4,968	$7,174	$0	$7,460	$19,602

We have concluded we will dispose of certain unprofitable farms, including all commercial hog farms in our Jiangxi operating segment, the Tuanxi farm in Shanghai and partial farm operations at multifarm sites in Guangxi (Wanghua) and Fujian (Xiqing).  Prior to the goodwill impairment, we assessed whether the hog farm long-lived assets have sufficient undiscounted cash flows (undiscounted)  to support their book value.  After determining the cash flows were not sufficient, we estimated the fair values of these assets and compared them to their carrying values and recorded the resulting impairments.  The following table reflects the impairment charges by operating segment.

(in thousands of USD)	Jiangxi	Guangxi	Fujian	Hainan	Shanghai	Total

Impairment of long-lived Assets	$4,355	$1,502	$2,958	$0	$206	$9,021

Given our closure process involves live animals, the process of closing a facility is generally done over the course of months.  We believe the process for the identified facilities will be substantially completed by August 2011.  During this period we expect to incur costs in addition to the wind-down expenses in an amount up to $3.0 million primarily for lease cancellations, legal, and repairs. Such costs will generally be expensed as incurred and for leases, will be expensed when we cease to use the facilities.

Interest and Financing Costs, net. We incurred net interest and financing expenses of approximately $1.2 million for the year ended December 31, 2010 compared to approximately $0.9 million for the twelve months ended December 31, 2009.  Our M2P2 subsidiary carries a working capital loan facility in the conduct of its daily operations and incurred $0.7 million for the period since acquisition by us.  This increase was offset by a decline of $0.4 million of capitalized interest on construction projects.

Income Taxes. With respect to our China operations, hog production is an income tax exempt sector in China while our animal nutrition manufacturing companies are subject to income taxes but are exempt from value-added tax.

For the year ended December 31, 2010 we incurred PRC taxes of $2.8 million associated with our animal nutrition  entities and benefitted $1.5 million from the ability to offset our US administrative costs against the earnings of M2P2.

Net Income (Loss)—Overall, for the year ended December 31, 2010 our net loss is $42.7 million versus net income of $10.3 million for the year ended December 31, 2009.  The net loss from our Income (loss) from operations is as follows (in millions):

Income (loss) from operations	$	(40,436)
Total non-operating income (expense)		(1,328)
Income tax expense		(1,234)
Net income (loss) attributed to noncontrolling interest		(295)
Net income (loss) attributed to AgFeed		(42,704)

Focusing on income (loss) from operations, our animal nutrition business unit and M2P2 were profitable for the year ended December 31, 2010.  Our animal nutrition unit having operating income of $10.9 million, while M2P2 earned $1.7 million since we acquired it on September 13, 2010.  The primary driver of our loss is the Hog Production - China unit and $6.8 million of expenses incurred on a corporate level.  The Hog Production—China unit incurring losses of $12.9 million before impairment and $43.6 million with non-cash impairment charges of $30.6 million.  As noted in our discussion of Impairment of Goodwill and Long-lived assets, we are in the process of closing our Jiangxi commercial farms, which contributed $8.8 million of the pre-impairment loss of $12.9 million and $17.8 million of the $43.6 million after inclusion of non-cash impairment charges.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the twelve months ended December 31, 2010 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

At December 31, 2010, we had $12.4 million in cash and cash equivalents on hand.

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

On December 29, 2008, we completed a financing and raised gross proceeds of $8.75 million through the sale to institutional investors of 5 million newly issued common stock units at $1.75 per unit under an effective Form S-3 Registration Statement. Each unit consists of one share of newly issued common stock and a warrant to purchase 0.7 of a share of common stock for $2.50 a share, which is exercisable over a five-year period. We paid costs related to this offering of $1.2 million.

From October 6, 2008 through October 31, 2008, the Company repurchased 367,295 shares of our common stock for $1.8 million. No additional shares have been repurchased.

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

During the year ended December 31, 2010 we issued 5,029,762 shares of our common stock in connection with this Equity Credit Agreement for gross proceeds of $13.0 million to finance the cash component of the consideration paid in connection with the acquisition of M2P2.

As of December 31, 2010, we had short-term loans outstanding of $4.6 million. The loans were entered into during the second quarter of 2009. The notes were renewed in May 2010 and is due on May 4, 2011. These short-term loans bear interest at 5.84% and are collateralized by building and equipment. As a result or our acquisition of M2P2, we assumed a line of credit and long-term notes with outstanding balances at December 31, 2010 of $42.2 million and $16.7 million, respectively. The line of credit is a $65 million senior revolving loan facility that expires on June 1, 2012. The first $25 million borrowed under the facility bears interest at 3.95%; and the remaining amount borrowed under the facility bears interest at the 1-month LIBOR plus 3.25% (3.50% at December 31, 2010). Effective January 1, 2011 the interest rate was changed to 1-month LIBOR plus 3.00%. $300,000 of the facility is being used for a letter of credit bearing a variable rate with the State of Colorado and is not accessible for borrowing until the letter of credit is released. Borrowings are limited to the lesser of $64.7 million or a defined borrowing base (approximately $56.3 million at December 31, 2010) based primarily on inventory and receivables. This facility is collateralized by substantially all of the assets of our M2P2 subsidiary and has various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements. The long-term debt assumed with our acquisition of M2P2 bear interest ranging from 5.00% to 5.25%. These long-term debt borrowings are collateralized by substantially all of the assets of M2P2 and have various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements. In connection with our acquisition of M2P2, we issued a promissory note payable to the sellers in the amount of $9.6 million. The note bears interest at a rate of 8.0% per year, with interest payable quarterly in cash on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2010. We are required to make interest only payments until June 30, 2012 and thereafter we will make amortizing principal and interest payments with the last payment due on September 30, 2020. We granted the seller a perfected first-priority lien on, and security interest in, all of the outstanding equity interests of M2P2 as collateral security for our obligations on the promissory notes.

During the year ended December 31, 2010, we used $10.0 million of cash from our operating activities. The cash used was primarily a result of the net loss, net of non-cash expenses including depreciation, amortization, stock issuances and impairment charges, an increase in accounts receivable and deferred taxes, a decrease in accounts and other payables, offset by decrease in other receivables and an increase in accrued expenses.

We used $33.6 million in investing activities during the year ended December 31, 2010 of which $12.0 million was for the purchase of M2P2 and $21.1 million was for the acquisition/deposits of property and equipment primarily in connection with the development of our western-style farms in both Dahua and Xinyu.

We generated $17.9 million in cash from financing activities as a result of the purchase of drawing $13.0 million from our equity purchase agreement for the purchase of M2P2 and borrowing $5.4 million from our line of credit.

At December 31, 2010, our accounts receivable balance was $21.9 million, an increase of $7.5 million from December 31, 2009 of which $3.9 million is attributable to accounts receivable due to M2P2.

Our future liquidity requirements are for normal operating requirements such as purchases of raw materials, distribution of our products, and other general corporate expenses.  We also plan to use cash to increase our capacity, consolidate our existing farm operations and make strategic acquisitions or investments in our industry as opportunities present themselves.  We may seek additional funds from the capital markets to further support our genetics program to increase hog production and profitability.  We are also seeking funds from the capital markets in connection with our spin-off of our animal nutrition business.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through our Equity Purchase Agreement.

Approximately 73% our revenues for the year ended December 31, 2010 were denominated in RMB, however, this will not necessarily be the case in the future due to the acquisition of M2P2. There is no assurance that exchange rates between the RMB and the USD will remain stable. The PRC has recently commenced a program of controlling appreciation of the RMB.

Contractual Obligations

Our significant contractual obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short-term loan	$4,551,000	$-	$-	$-	$4,551,000
Convertible note	1,000,000	-	-	-	1,000,000
Acquisition note payable	-	1,263,551	1,936,116	6,421,767	9,621,434
Line of Credit		42,231,176			42,231,176
Long-term debt	1,703,658	6,331,116	1,723,770	6,969,780	16,728,324
Interest on debt obligations (1)	3,091,184	3,267,569	1,958,963	2,255,602	10,573,318
Building construction commitments	5,000,000				5,000,000

Service agreements	18,933,000	29,846,000	21,554,000	19,513,000	89,846,000
Operating lease obligations	5,390,220	7,136,147	6,753,397	14,283,431	33,563,195
Total	$39,669,062	$90,075,559	$33,926,246	$49,443,580	$213,114,447

(1) the interest payments are calculated using the current contractual rate for each debt obligation

Inflation and Seasonality

Demand for our products remains fairly consistent throughout the year and we do not believe our operations have been materially affected by inflation or seasonality.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosures About Market Risk

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We make selective and limited use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

A significant portion of our operations are conducted in the PRC. For our PRC-based business unites, our sales and purchases are conducted within the PRC in RMB, which is the official currency of the PRC. The effect of the fluctuations of exchange rates is considered minimal to our business operations.

A substantial majority of our revenues and expenses are denominated in RMB. However, we use US dollars for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.

Interest Rate Risk

We have interest rate risk related to the short-term notes entered into during the quarter ended June 30, 2010; however, we do not believe this interest risk is significant.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with established payment records. Our receivables are monitored regularly by our credit managers who actively review, in conjunction with senior management, the credit status of our customers to increase reserves, as required, for doubtful accounts as our business continues its expansion.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms

Report of McGladrey & Pullen, LLP	F-1

Report of Goldman Kurland Mohidin LLP	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Other Comprehensive Income (Loss)
for the years ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Equity for the years ended
December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009, and 2008	F-6

Notes to Consolidated Financial Statements	F-7

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and or the Board of Directors of AgFeed; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of AgFeed’s assets that could have a material effect on the interim or annual consolidated financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

M2P2, our newly acquired subsidiary on September 13, 2010, is excluded from our Sarbanes-Oxley compliance scope for 2010.  The financial statements of M2P2 constitute 42% of total assets, 27% of revenue, and contributed net income of $942,000 of the reported consolidated loss of $42.7 million as of and for the year ended December 31, 2010.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified are:

(1) Ineffective controls over review of US GAAP financial statements.

We engaged a third party service provider during the year to prepare consolidated financial statements and identify adjustments for preparation of financial statements in conformity with US GAAP.  Both the outsourced third party service provider and our management failed to identify all necessary GAAP adjustments.  As a result, the external auditors raised certain adjustments of a material level agreed to by management for reflection in our reported results.

(2) Ineffective controls over monitoring of the adequacy of accruals over certain payroll-related expenses at the hog companies

Certain hog production companies in China have not accrued sufficient payroll-related expenses related to their farmer employees who reside in certain rural areas.  As such, an audit adjustment was raised to accrue for under-provision of such expenses.

With respect to the control deficiencies noted above, a material misstatement to our financial statements could result.  Accordingly, management has determined that the two control deficiencies described above constitute material weaknesses.

Remediation

(1) Management has hired additional personnel skilled in consolidation of international and domestic subsidiaries, is currently implementing a consolidation software program at its U.S. headquarters to accept direct financial data from its subsidiary’s computer systems, and is planning additional training sessions covering PRC and US GAAP differences to be presented in the second/third quarter timeframe by a recognized accounting firm to financial and accounting personnel down to the regional finance manager level.

(2) Management revised its internal procedures to ensure that it adequately accrues for payroll-related expenses for rural farmer employees going forward..

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AgFeed Industries, Inc.

We have audited AgFeed Industries, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  AgFeed Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded M2 P2, LLC from its assessment of internal control over financial reporting as of December 31, 2010, because it was acquired by the Company in a purchase business combination in September of 2010.  We have also excluded M2 P2, LLC from our audit of internal control over financial reporting.  M2 P2, LLC is a wholly owned subsidiary whose total assets and net income represent approximately 42.2% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's assessment.

(1) Ineffective controls over review of U.S. Generally Accepted Accounting Principles (US GAAP) financial statements.

Management engaged a third party service provider during the year to prepare consolidated financial statements and identify adjustments for preparation of financial statements in conformity with US GAAP. Both the outsourced third party service provider and management failed to identify all necessary GAAP adjustments.  As a result, certain adjustments of a material level were recorded in the December 31, 2010 financial statements and reflected in reported results.

(2) Ineffective controls over monitoring of the adequacy of accruals over payroll-related expenses at the hog companies

Certain hog production companies in China have not accrued sufficient  payroll-related expenses related to their farmer employees who reside in certain rural areas.  As such, a material adjustment was recorded to accrue for the under-provision of such expenses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 16, 2011 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, AgFeed Industries, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AgFeed Industries, Inc. as of December 31, 2010 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ MCGLADREY & PULLEN, LLP
Des Moines, Iowa
March 16, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of 2010.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days after the end of fiscal 2010.

PART IV

Item 15.	Exhibit, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8, “Financial Statements and Supplementary Data.” (a)(2) Financial Statement Schedules

All financial statement schedules for AgFeed and its subsidiaries have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, and 2008

Contents

Page

Reports of Independent Registered Public Accounting Firms

Report of McGladrey & Pullen, LLP	F-1

Report of Goldman Kurland Mohidin LLP	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Other Comprehensive Income (Loss)
for the years ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Equity for the years ended
December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009, and 2008	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AgFeed Industries, Inc.

We have audited the accompanying consolidated balance sheet of AgFeed Industries, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgFeed Industries, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AgFeed Industries, Inc.'s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated March 16, 2011 expressed an opinion that AgFeed Industries, Inc. had not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MCGLADREY & PULLEN, LLP

Des Moines, Iowa
March 16, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
AgFeed Industries, Inc.

We have audited the accompanying consolidated balance sheets of AgFeed Industries, Inc. and subsidiaries (Company) as of December 31, 2009, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the Note 19 to the financial statements. We have audited AgFeed Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AgFeed Industries, Inc. ‘s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control is included in item 9A of AgFeed Industries, Inc.’s Form 10-K for the year ended December 31, 2009. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AgFeed Industries, Inc. and subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and  2008 , in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded certain newly acquired entities from its assessment of internal control over financial reporting. These entities constitute 6% of total assets as of December 31, 2009 and 0% and (7%) of revenue and net income, respectively, for the year ended December 31, 2009. Our opinion on internal control over financial reporting also excludes these entities.

/s/ Goldman Parks Kurland Mohidin LLP

Encino, California
March 3, 2010

AgFeed Industries, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,399,916	$37,580,154
Accounts receivable, net of allowance for doubtful accounts of $707,968 and $415,765	21,872,121	14,397,793
Advances to suppliers	1,708,637	1,173,941
Other receivables	-	2,186,643
Inventory	84,579,778	23,835,412
Prepaid expenses and other current assets	2,251,181	1,359,856
Deferred tax asset	83,685

Total current assets	122,895,318	80,533,799

PROPERTY AND EQUIPMENT, net	66,003,779	34,606,983
INTANGIBLE ASSETS, net	5,785,471	1,064,252
GOODWILL	22,365,414	42,744,247
DEFERRED TAX ASSET	2,329,548	-
OTHER ASSETS	4,115,132	3,998,739

TOTAL ASSETS	$223,494,662	$162,948,020

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan	$4,551,000	$4,401,000
Accounts payable	9,664,374	6,162,385
Other payables	3,736,931	1,892,858
Unearned revenue	542,856	582,266
Accrued expenses	6,731,854	83,649
Accrued payroll	1,209,120	975,485
Tax and welfare payable	1,920,389	396,370
Interest payable	121,392	120,419
Current portion of long-term debt	1,703,658	-
Convertible notes, net of discount of $10,864	989,136	-

Total current liabilities	31,170,710	14,614,432

CONVERTIBLE NOTES, net of debt discount of $81,675	-	918,325
ACQUISITION NOTE PAYABLE	9,621,434	-
LINE OF CREDIT	42,231,176	-
LONG-TERM DEBT	15,024,666	-

TOTAL LIABILITIES	98,047,986	15,532,757

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized; 51,756,907 issued and 51,370,212 outstanding at December 31, 201044,510,558 issued and 44,143,263 outstanding at December 31, 2009	51,758	44,511
Additional paid-in capital	125,788,151	109,281,086
Accumulated other comprehensive income	8,120,628	4,176,450
Statutory reserve	5,621,937	4,685,115
Treasury stock (386,695 shares)	(1,858,942)	(1,811,746)
Retained earnings (accumulated deficit)	(12,430,229)	31,210,563
Total AgFeed stockholders' equity	125,293,303	147,585,979
Noncontrolling interest (deficit)	153,373	(170,716)
Total equity	125,446,676	147,415,263

TOTAL LIABILITIES AND EQUITY	$223,494,662	$162,948,020

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Revenues	$243,614,119	$173,203,271	$143,661,485

Cost of goods sold	228,942,742	146,660,232	109,269,960

Gross profit	14,671,377	26,543,039	34,391,525

Operating expenses
Selling expenses	4,386,259	3,934,047	3,941,247
General and administrative expenses	20,087,416	10,945,838	6,510,238
Impairment of long-term assets	9,021,583	-	-
Impairment of goodwill	21,612,398	-	-
Total operating expenses	55,107,656	14,879,885	10,451,485

Income (loss) from operations	(40,436,279)	11,663,154	23,940,040

Non-operating income (expense):
Other income (expense)	(75,551)	486,299	90,208
Interest income	117,457	213,018	190,965
Interest and financing costs	(1,364,706)	(1,022,626)	(5,704,358)
Foreign currency transaction loss	(5,261)	(17,943)	(559,299)

Total non-operating income (expense)	(1,328,061)	(341,252)	(5,982,484)

Income (loss) before income taxes	(41,764,340)	11,321,902	17,957,556

Income tax expense	1,234,725	1,142,105	587,222

Net income (loss)	(42,999,065)	10,179,797	17,370,334

Less: Net income (loss) attributed to noncontrolling interest	(295,095)	(168,569)	421,519

Net income attributed to AgFeed	$(42,703,970)	$10,348,366	$16,948,815

Comprehensive income (loss)
Net income (loss)	$(42,999,065)	$10,179,797	$17,370,334
Foreign currency translation gain	3,956,321	7,935	3,476,562

Comprehensive income (loss)	$(39,042,744)	$10,187,732	$20,846,896

Weighted average shares outstanding :
Basic	47,458,026	40,978,457	31,557,742
Diluted	47,458,026	41,214,070	31,713,977

Earnings per share attributed to AgFeed common stockholders:
Basic	$(0.90)	$0.25	$0.54
Diluted	$(0.90)	$0.25	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc. and Subsidiaries
Consolidated Statement of Equity
For The Years Ended December 31, 2010, 2009, and 2008

				Accumulated			Retained
				Other			Earnings	Total	Non-controlling
	Common Stock		Additional Paid	Comprehensive	Statutory	Treasury	(Accumulated	Stockholders'	Interest/	Total
	Shares	Amount	in Capital	Income	Reserve	Stock	Deficit)	Equity	(Deficit)	Equity
Balance December 31, 2007	27,026,756	$27,027	$10,094,095	$780,907	$752,225	$-	$7,846,272	$19,500,526	$-	$19,500,526

Issuance of common stock for cash	9,392,290	9,392	65,940,677					65,950,069		65,950,069
Payment of offering costs			(7,030,261)					(7,030,261)		(7,030,261)
Value of warrants issued with convertible debt			1,269,442					1,269,442		1,269,442
Beneficial conversion feature associated with convertible debt			2,770,443					2,770,443		2,770,443
Cashless exercise of warrants (199,131 warrants exercised)	91,934	92	(92)					-		-
Exercise of warrants for cash	269,456	269	2,138,579					2,138,848		2,138,848
Conversion of convertible debentures	1,520,000	1,520	15,198,480					15,200,000		15,200,000
Stock compensation expense for options issued to employees			231,368					231,368		231,368
Value of re-priced warrants			22,782					22,782		22,782
Value of change in conversion price of convertible notes			267,748					267,748		267,748
Purchase of treasury shares (367,295 shares)						(1,811,746)		(1,811,746)		(1,811,746)
Foreign currency translation gain				3,386,310				3,386,310	90,252	3,476,562
Net income							16,948,815	16,948,815	421,519	17,370,334
Transfer to statutory reserve					2,483,829		(2,483,829)	-		-
Capital contributed by non-controlling interest									1,097,690	1,097,690
Value of non-controlling interest in purchased subsidiaries									508,150	508,150

Balance December 31, 2008	38,300,436	38,300	90,903,261	4,167,217	3,236,054	(1,811,746)	22,311,258	118,844,344	2,117,611	120,961,955

Proceeds from the issuance of common stock	2,329,645	2,330	9,997,670					10,000,000		10,000,000
Payment of offering costs			(1,740,072)					(1,740,072)		(1,740,072)
Conversion of convertible debt to equity	560,000	560	2,799,440					2,800,000		2,800,000
Stock compensation expense for options issued to employees			572,605					572,605		572,605
Cashless exercise of warrants (300,000 warrants)	95,473	96	(96)					-		-
Exercise of warrants	3,225,004	3,225	8,059,285					8,062,510		8,062,510
Excess of cost over fair value of noncontrolling interests acquired			(1,311,007)					(1,311,007)		(1,311,007)
Foreign currency translation gain				9,233				9,233	(1,298)	7,935
Net income							10,348,366	10,348,366	(168,569)	10,179,797
Transfer to statutory reserve					1,449,061		(1,449,061)	-		-
Capital contributed by non-controlling interest									118,826	118,826
Capital returned to non-controlling interest									(586,800)	(586,800)
Purchase of non-controlling interest									(1,650,486)	(1,650,486)

Balance, December 31, 2009	44,510,558	44,511	109,281,086	4,176,450	4,685,115	(1,811,746)	31,210,563	147,585,979	(170,716)	147,415,263

Issuance of common stock for services	780,000	780	1,508,189					1,508,969		1,508,969
Common stock issued for cancelation of warrants	150,000	150	(150)					-		-
Common stock issued for cash, net of offering costs	5,029,762	5,030	12,952,965					12,957,995		12,957,995
Common stock issued for acquisition	1,286,587	1,287	2,433,286					2,434,573		2,434,573
Purchase of treasury shares (19,400 shares)						(47,196)		(47,196)		(47,196)
Stock compensation expense for options issued to employees			224,636					224,636		224,636
Purchase of non-controlling interest			(611,861)					(611,861)	205,759	(406,102)
Foreign currency translation gain				3,944,178				3,944,178	12,143	3,956,321
Net income (loss)							(42,703,970)	(42,703,970)	(295,095)	(42,999,065)
Transfer to statutory reserve					936,822		(936,822)	-		-
Capital contributed by non-controlling interest									401,282	401,282

Balance, December 31, 2010	51,756,907	$51,758	$125,788,151	$8,120,628	$5,621,937	$(1,858,942)	$(12,430,229)	$125,293,303	$153,373	$125,446,676

The accompanying notes are an integral part of these consolidated financial statements.

AgFeed Industries, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,999,065)	$10,179,797	$17,370,334
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,420,945	2,596,689	1,580,843
Amortization of intangible assets	226,110	92,740	86,543
Loss on disposal of assets	2,658,823	1,292,480	17,248
Impairment of long-term assets	9,021,583	-	-
Impairment of goodwill	21,612,398	-	-
Stock based compensation	224,636	572,605	231,368
Issuance of common stock for services	1,508,969	-	-
Value of re-priced warrants	-	-	22,782
Value of change in conversion price of convertible notes	-	-	267,748
Amortization of debt issuance costs	30,089	211,517	1,470,443
Amortization of discount on convertible debt	70,811	497,769	3,460,441
Change in working capital components, net of effects of acquisitions
Accounts receivable	(3,000,232)	(4,936,388)	(2,324,978)
Other receivables	2,298,738	(2,110,081)	(5,464,327)
Inventory	1,459,054	(3,592,137)	(8,815,870)
Advances to suppliers	(501,481)	(679,134)	(44,147)
Prepaid expenses	240,567	(159,176)	(499,047)
Deferred taxes	(2,413,233)	-	-
Other assets	-	(1,356,005)	(2,239,491)
Accounts payable	(2,149,043)	1,048,356	3,300,773
Other payables	(7,473,558)	(44,890)	8,509,638
Unearned revenue	(61,264)	260,441	211,081
Accrued expenses	5,103,218	(80,828)	119,325
Accrued payroll	(641,830)	157,338	626,587
Tax and welfare payable	1,513,971	(69,463)	447,753
Interest payable	(132,624)	(720)	121,139

Net cash provided by (used in) operating activities	(9,982,418)	3,880,910	18,456,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,136,415)	(9,810,142)	(10,696,569)
Purchase of intangible assets	(450,059)	(67,551)	(140,580)
Cash paid for the purchase of business, net of cash acquired	(11,983,170)	-	(67,490,049)
Proceeds from the sale of subsidary	-	835,770	-

Net cash used in investing activities	(33,569,644)	(9,041,923)	(78,327,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	13,000,000	10,000,000	65,950,069
Offering costs paid	(42,005)	(1,740,072)	(7,030,261)
Proceeds from exercise of warrants	-	8,062,510	2,138,848
Repayment of borrowings under line of credit facility, net	5,455,755	-	-
Proceeds from short-term loans	-	4,541,500	-
Proceeds from issuance of convertible notes	-	-	19,000,000
Issuance costs for convertible notes	-	-	(1,716,666)
Payment on note payable	(421,373)	-	(1,161,297)
Purchase of treasury shares	(47,196)	-	(1,811,746)
Capital contributed by noncontrolling interest holders	401,282	118,664	1,097,690
Purchase of noncontrolling interest in majority owed hog farms	(406,103)	(2,518,089)	-
Repayment of contribution of noncontrolling interest holder	-	(586,800)	-

Net cash provided by financing activities	17,940,360	17,877,713	76,466,637

Effect of exchange rate changes on cash and cash equivalents	431,464	24,076	547,544

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(25,180,238)	12,740,776	17,143,169

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	37,580,154	24,839,378	7,696,209

CASH & CASH EQUIVALENTS, ENDING BALANCE	$12,399,916	$37,580,154	$24,839,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$826,485	$312,620	$363,191
Income taxes paid	$1,960,804	$1,211,610	$408,435

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Lines of Business

AgFeed Industries, Inc. (the “Company” or “AgFeed”) was incorporated in the State of Nevada on March 30, 2005.
The Company is engaged in the animal nutrition business and commercial hog production business in the United States and China through its operating subsidiaries.

The Company’s animal nutrition business consists of the manufacture, marketing and sale of premix, concentrate and complete feed for use in the Chinese animal husbandry markets almost exclusively for hog production. Premix is an animal feed additive that is used in commercial animal production worldwide. The Company has been almost exclusively in the premix feed business since 1995 and now operates five premix, concentrate and complete feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan. The Company is expanding its concentrate and complete feed lines to meet the growing demand of commercial producers as they modernize their production technology and focus on the requirements of the food safety laws.

The Company entered the hog breeding and production business in China in November 2007. In this business, the Company mainly produces hogs for processing and sell breeding stock. The Company currently has two breeder farms and 21 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces. The Company has almost finished construction of its western style hog farm in the Guangxi province and has just begun construction of another western style hog farm in the Jiangxi province.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). The Company’s Chinese subsidiaries’ functional currency is the Chinese Yuan Renminbi (“RMB”) and the Company’s United States subsidiaries’ functional currency is the Unites States Dollar (“USD”).  The accompanying consolidated financial statements have been translated and presented in USD.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Inventory

Inventory is stated at the lower of cost, as determined primarily by the average cost method, or market. Management compares the cost of inventories with their market value, and an allowance is made for writing down the inventories to their market value, if lower. Costs of raised animals include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance through the balance sheet date. Purchased pigs are carried at purchase cost plus costs of maintenance through the balance sheet date. The Company recorded a lower of cost or market adjustment of approximately $1.6 million and $0 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Inventory consisted of the following at December 31, 2010 and 2009:

	2010	2009

Raw material	$12,146,155	$7,638,999
Work in process	160,007	84,494
Finished goods – feed	810,786	460,349
Hogs	71,462,830	15,651,570
Total	$84,579,778	$23,835,412

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

Office equipment	1 to 5 years
Operating equipment	1 to10 years
Vehicles	5 years
Swine for reproduction	2 to 3.5 years
Buildings	20 to 40 years

The following are the details of property and equipment at December 31, 2010 and 2009:

	2010	2009

Office equipment	$1,091,559	$525,991
Operating equipment	13,668,868	4,655,298
Vehicles	1,136,102	871,058
Swine for reproduction	13,279,690	13,432,353
Land	752,500	-
Buildings	29,999,691	11,659,693
Construction-in-process	11,888,319	7,615,132
Total	71,816,729	38,759,525

Less accumulated depreciation	(5,812,950)	(4,152,542)

	$66,003,779	$34,606,983

Construction-in-process consists of amounts expended for construction. Once construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including intangible assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  The Company determined that based on the criteria above, an impairment of certain assets was necessary and accordingly recorded an impairment of approximately $9.0 million and $0 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets

The following are the details of intangible assets at December 31, 2010 and 2009:

	2010	2009

Right to use land	$781,278	$825,007
Customer relationships	4,835,195	293,400
Computer software	485,381	159,894
Total	6,101,854	1,278,301

Less Accumulated amortization	(316,383)	(214,049)

Intangibles, net	$5,785,471	$1,064,252

Per the People's Republic of China's (“PRC”) governmental regulations, the PRC Government owns all Chinese land. Generally, the Company leases, through its PRC subsidiaries, land pursuant to land use contracts with the PRC government for periods of 30 to 50 years. Accordingly, the right to use land for these companies is amortized over 50 years or the lease term, if shorter.  Customer relationships is amortized over five to twelve years and the computer software is amortized over three to nine years. For hog farms, the Company generally signed land leases with original owners of the farms.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the years ended December 31, 2010, 2009 and 2008.

Amortization of intangible assets for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $565,000, $580,000, $564,000, $452,000 and $372,000.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of December 31, 2009 and 2008 the Company performed the required impairment review which resulted in no impairment adjustments.

The extreme operating conditions that the Company experienced during 2010 lead to a full review of its established Chinese production system (the farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it cannot sustain a high enough level of profitability to support the original acquisition values and resulting goodwill.  In connection with the Company’s annual review, management determined that a write down of goodwill of $21,612,398 was necessary during the year ended December 31, 2010. The impairment was determined based on the fair value of the reporting units, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying businesses.

Summary of changes in goodwill by reporting segments is as follows:

	Animal	Hog Production
	Nutrition	China	U.S. (M2P2)	Total

Balance, December 31, 2007	$-	$-	$-	$-
Purchased through acquisitions	2,347,550	39,498,985	-	41,846,535
Foreign currency adjustment	9,258	888,454		897,712
Balance, December 31, 2008	2,356,808	40,387,439	-	42,744,247
Foreign currency adjustment	-	-	-	-
Balance, December 31, 2009	2,356,808	40,387,439	-	42,744,247
Write down due to impairment	-	(21,612,398)	-	(21,612,398)
Purchased through acquisition	-	-	326,000	326,000
Foreign currency adjustment	80,327	827,238	-	907,565
Balance, December 31, 2010	$2,437,135	$19,602,279	$326,000	$22,365,414

Revenue Recognition

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

Major Customer

The Company has one major customer in 2010 which accounted for approximately $63.9 million in revenues or 26% of total Company revenues for the year ended December 31, 2010.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended December 31, 2010, 2009 and 2008 were not significant.

Research and Development

The Company expenses its research and development costs as incurred.  Research and development costs for the years ended December 31, 2010, 2009 and 2008 were not significant.

Derivative Instruments

Under accounting requirements, all derivative instruments are recognized on the balance sheet at fair value.  The accounting for changes in the fair value (gains or losses) depends on the nature of the derivative and hedging relationship.

M2P2 periodically utilizes derivative instruments in its risk management and commodity hedging activities.  Derivative instruments primarily include futures and forward contracts which may be utilized to hedge price risk related to a portion of the Company’s grain purchases.  Although the derivatives are considered an economic hedge, they do not qualify for the defined hedge accounting and, accordingly, changes in fair value of the derivatives are recognized in net income. Gains or losses related to grain derivatives are classified in cost of goods sold on the consolidated statement of operations.

The Company’s open derivative positions at year-end have been recorded at fair value (marked to market), resulting in a derivative asset and liability of approximately $1,094,000 and $980,000 at December 31, 2010, respectively. Derivative assets are included in other current assets and derivative liabilities are included in accrued expenses on the consolidated balance sheet. Realized and unrealized derivative gains (losses) included in net income during the year ended December 31, 2010 totaled $(468,000) and $114,000, respectively. The Company had no derivatives prior to 2010.

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

Non-controlling Interest

In 2008, the Company purchased interests in 29 producing hog farms and one feed company ranging from 55% to 100%.   The Company subsequently purchased the non-controlling interest in certain of these hog farms.  Effective January 1, 2009, the Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries.

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

Foreign Currency Transactions and Comprehensive Income

US GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Chinese subsidiaries is the RMB. The unit of Renminbi is in Yuan. Translation gains are classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At December 31, 2010, the Company had a total of 2,589,435 common stock equivalents outstanding, including options, warrants and convertible debentures.  All common stock equivalents for the year ended December 31, 2010 are anti-dilutive due to the net loss incurred.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	47,458,026	$(0.90)	40,978,457	$0.25	$31,557,742	$0.54
Effect of dilutive stock options and warrants	-	-	235,613	-	156,235	(0.01)
Diluted earnings per share	47,458,026	$(0.90)	41,214,070	$0. 25	$31,713,977	$0. 53

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has four reportable segments (See Note 14).

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

Fair Value Measurements

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

At December 31, 2010 the Company’s derivative instruments were reported at fair value using Level 1 and Level 2 inputs, as follows:

•
$980,000 derivative liability consisting of exchange traded commodity futures contracts valued using Level 1 inputs. The fair value measurements are determined by quoted market prices from the Chicago Board of Trade (CBOT).

•
$1,094,000 derivative asset consisting of fixed price forward purchase contracts valued using Level 2 inputs. The fair value measurements are based on observable data for similar assets as well as quoted market prices from the CBOT.

At December 31, 2010 the Company had approximately $19.6 million of goodwill which was measured at fair value on a non-recurring basis, and was valued using Level 3 inputs. As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation Topic 718, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Purchase of M2P2, LLC

On September 13, 2010, pursuant to a Membership Purchase Agreement (the “Purchase Agreement”), the Company acquired all of the outstanding equity interests of M2P2 from AF Sellco, LLC.  The total purchase price was $24,250,301 and consisted of the following:  i) cash of $12,194,294; ii) note payable of $9,621,434 (See Note 6); and iii) 1,286,587 shares of the Company’s common stock valued at $2,434,573.  The shares of common stock issued pursuant to the Purchase Agreement are subject to a lock-up period ending on March 13, 2012.

The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets and liabilities acquired. The acquisition-date fair value of the total consideration was $24,250,301, which was allocated as follows:

Cash	$211,124
Accounts receivable	3,879,200
Inventories	61,424,320
Prepaid and other assets	1,646,049
Property and equipment	22,095,924
Customer relationship	4,460,000
Goodwill	326,000
Accounts payable and accrued expenses	(15,867,198)
Notes payable and line of credit	(53,925,118)
Purchase price	$24,250,301

The weighted-average amortization period of intangible assets acquired was 12 years. All of the goodwill is expected to be amortizable for income tax purposes.

The purchase of M2P2 allowed the Company to establish hog farm operations in the United States and obtain a breadth and depth of human capital that the Company expects to be instrumental in the development of its western-style hog farms in China as well as its future harvest strategy.  Furthermore, the Company believes that M2P2 provides the Company with a platform from which growth opportunities in the U.S. can be pursued.  The operating results of M2P2 are included in the accompanying consolidated statements of operations from the acquisition date.  M2P2’s operating results from the acquisition date to December 31, 2010 are as follows:

Revenue	$65,950,219
Cost of goods sold	63,199,139
Gross profit	2,751,080
Operating expenses	1,093,590
Income from operations	1,657,490
Net income	942,443

The pro forma financial information presented below show the consolidated operations of the Company as if the M2P2 acquisition had occurred as of January 1, 2009:

	Years Ended December 31,
	2010	2009

Revenues	$369,275,650	$358,645,087
Gross profit	21,122,982	38,242,283
Income (loss) from operations	(35,966,283)	18,266,997
Provision for income taxes	2,004,142	2,273,573
Net income (loss)	(41,549,845)	12,045,568
Basic earnings (loss) per share	(0.85)	0.29

Note 4 – Convertible Notes and Warrants

On February 25, 2008, the Company entered into a Securities Purchase Agreement with Apollo Asia Opportunity Master Fund, L.P., Jabcap Multi-Strategy Master Fund Limited, J-Invest Ltd., and Deutsche Bank AG London Branch (collectively the “Investors”) in connection with a private placement providing for, among other things, the issuance of senior convertible notes (the “Notes”) for $19 million and warrants (the “Warrants”) to purchase up to 380,000 shares of the Company’s common stock $0.001 par value per share. The Notes mature on February 25, 2011, bear interest at 7% and are convertible into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The conversion price is subject to a “weighted average ratchet” anti-dilution adjustment. The conversion price is also subject to adjustment on a proportional basis, to the extent that the Company’s audited net income for the fiscal years ending 2008 and 2009 is less than $30 million and $40 million, respectively; subject to a per share floor price of $5.00.  In connection with the floor, the conversion price was decreased to $5.00 and  a beneficial conversion cost was recorded.

The Notes impose penalties on the Company for any failure to timely deliver any shares of its common stock issuable upon conversion.

In connection with the issuance of the Notes and the Warrants issued to the Investors on February 25, 2008, the Company paid $1,716,666 in debt issuance cost which is amortized over the life of the Notes. For the years ended December 31, 2010, 2009 and 2008, the Company amortized $30,089, $211,517 and $1,470,443, respectively, of the aforesaid issuance costs as interest and financing costs in the accompanying consolidated statements of operations.

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

The Warrants are immediately exercisable, expire on February 25, 2011 and entitled their holders to purchase up to $3,800,000 of common stock at an initial exercise price of $10.00 per share.

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

The Company determined the fair value of the detachable warrants issued in connection with the Notes to be $1,269,442, using the Black-Scholes option pricing model. In addition, the Company determined the value of the beneficial conversion feature to be $2,770,442. The combined total discount for the Notes was $4,039,885 and is being amortized over the term of the Notes. For the years ended December 31, 2010, 2009 and 2008, the Company amortized $70,811, $497,769 and $3,460,411, respectively, of the aforesaid discounts as interest and financing costs in the accompanying consolidated statements of operations.

During the years ended December 31, 2010, 2009 and 2008, $0, $2,800,000 and $15,200,000, respectively, of the Notes were converted into 0, 560,000 and 1,520,000, respectively, shares of common stock.

Note 5 – Short-Term Loan

Short term loan at December 31, 2010 and 2009 is as follows:

2010	2009

Short-term bank loan payable to Shanghai Pudong Development Bank.  The loan accrues interest at 5.84%.  The note was renewed in May 2010 and is due May 4, 2011.  The loan is collateralized by buildings and land use rights.

$4,551,000	$4,401,000

Note 6 – Acquisition Note Payable

In connection with the acquisition of M2P2, the Company issued a promissory note payable in the amount of $9,621,434.  The note bears interest at a rate of 8.0% per year, with interest payable quarterly in cash on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2010.  The Company will make interest only payments until June 30, 2012 and thereafter it will make amortizing principal and interest payments with the last payment due on September 30, 2020. The Company granted AF Sellco, LLC a perfected first-priority lien on, and security interest in, all of the outstanding equity interests of M2P2 as collateral security for the Company’s obligations on the promissory notes.

Future maturities of the acquisition note payable at December 31, 2010 are as follows:

Year ending December 31,	$
2011		-
2012		404,617
2013		858,934
2014		929,738
2015		1,006,378
Thereafter		6,421,767
		$9,621,434

Note 7 – Line of Credit

The Company’s wholly-owned subsidiary, M2P2 has a $65 million senior revolving loan facility that expires on June 1, 2012. The first $25 million borrowed under the facility bears interest at 3.95%; and the remaining amount borrowed under the facility bears interest at the 1-month LIBOR plus 3.25% (3.50% at December 31, 2010).  (Effective January 1, 2011 the interest rate was changed to 1-month LIBOR plus 3.00%).  $300,000 of the facility is being used for a letter of credit bearing a variable rate with the State of Colorado and is not accessible for borrowing until the letter of credit is released. Borrowings are limited to the lesser of $64.7 million or a defined borrowing base (approximately $56.3 million at December 31, 2010) based primarily on inventory and receivables.  This facility is collateralized by substantially all of the assets of M2P2 and has various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

Note 8 – Long-Term Debt

Long- term loans at December 31, 2010 and 2009 are follows:

	2010	2009

Note payable, bearing interest at the prime rate plus 2% (5.25% at December 31, 2010) and payable on November 25, 2018. The note is secured by the M2P2’s 100% interest in Heritage Farms LLC and is subordinated to certain senior debt.	$3,500,000	$-

Senior term loan - $6 million; bears interest at 5.0%; quarterly installments of $250,000 plus interest with remaining balance is due April 1, 2013. (A)	5,750,000	-

Senior term loan - $7.6 million; $6.1 million of the loan bears interest at 5.0% and the $1.5 million remaining balance bears interest at the 3-month LIBOR plus 1.75% (2.05% at December 31, 2010); payments are due in monthly installments of approximately $85,000. The remaining balance is due March 1, 2020. (A)	7,478,324	-
	16,728,324	-
Less current portion	(1,703,658)	-
	$15,024,666	$-

(A)
These borrowings are collateralized by substantially all of the assets of M2P2 and have various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

Aggregate future maturities of long-term debt at December 31, 2010 are as follows:

Year ending December 31,	$
2011		1,703,658
2012		1,773,549
2013		4,557,567
2014		843,210
2015		880,560
Thereafter		6,969,780
		$16,728,324

Note 9 – Stockholders’ Equity

Treasury Stock

During the year ended December 31, 2008 and 2010, the Company purchased 367,295 and 19,400 shares, respectively, of its common stock on the open market (treasury shares) for $1,811,746 and $47,196, respectively.  The Company accounted for the purchase of these treasury shares using the cost method.

Common Stock

On January 4, 2010, the Company approved grants of 760,000 shares of restricted stock to certain officers, directors and key employees of which 30,000 were forfeited due to the employee leaving the Company.  In addition in November 2010 an additional 50,000 shares were granted.   The restricted stock awards have vesting schedules ranging from 1 to 3 years.  The value of the awards granted was calculated using the fair market value of the Company’s stock price at the date of grant.  This amount is being expensed over the vesting period as the restrictions lapse.  The expense recognized during the year ended December 31, 2010 was $1,508,969.  At December 31, 2010 there is $2,308,531 of compensation expense that will be amortized over the remaining vesting periods.

On April 23, 2010, the Company issued 150,000 shares of its common stock to Southridge Partners II, LP (“Southridge”), for Southridge’s surrender of its existing warrant to purchase 400,000 shares of the Company’s common stock.  The warrant was subsequently cancelled by the Company.  The warrant and common stock issued to Southridge were related to equity financing; therefore the charge related to the value of these equity instruments was recorded to additional paid-in capital.

On September 9, 2009, the Company entered into an Equity Credit Agreement with Southridge, amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued Southridge a warrant to purchase an additional 400,000 shares of its common stock during a five-year period at an exercise price of $5.75 per share which were cancelled as discussed above.  The original fair value of these warrants of $1,594,338 was charged to additional paid in capital as they were issued in connection with an equity instrument.  The Company determined the fair value of the warrants using the Black-Scholes option pricing model.  During the quarter ended September 30, 2010, the Company issued 5,029,762 shares of its common stock for $13,000,000 in connection with this Equity Credit Agreement.

On May 8, 2009, the Company closed a private placement offering by issuing 2,329,645 shares of common stock for gross proceeds of $10 million.  The Company paid $1,103,835 in costs related to this offering which was offset against the offering proceeds.  The Company also issued 1,164,822 common stock purchase warrants to the investors and 244,613 common stock purchase warrants to the placement agent.  The warrants are exercisable immediately; have an exercise price of $4.50 per share and expire on May 8, 2014. The Company determined the fair value of the 1,409,435 warrants issued in connection with this private placement offering to be $4,379,181, using the Black-Scholes option pricing model.  The value of the warrants was recorded directly to additional paid in capital as these warrants were issued in connection with the sale of the Company’s equity securities.

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

Note 10 – Employee Benefit Plans

For the Company’s employees in China, the total expense for the employee common welfare was $370,572, $768,963 and $207,709 for the years ended December 31, 2010, 2009 and 2008, respectively.

M2P2 has a 401(k) defined contribution benefit plan for all employees who meet defined minimum service requirements.  The Company provides certain matching contributions of the employee deferrals.  During the year ended December 31, 2010 employer contribution expense totaled approximately $64,000.

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

The Company appropriated $936,822, $1,449,061 and $2,483,829 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 12 – Stock Options and Warrants

Long-Term Incentive Plans

The Company’s 2008 Long-Term Incentive Plan (“2008 Plan”) provides for awards to be issued that include stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants and other types of awards at the discretion of the compensation committee.  A total of 1,000,000 shares have been set aside under the 2008 Plan.

The Company’s 2010 Long-Term Incentive Plan (“2010 Plan”) provides for awards to be issued that include stock options, stock appreciation rights, restricted stock, restricted stock units, performance grants and other types of awards at the discretion of the compensation committee.  A total of 3,000,000 shares have been set aside under the 2010 Plan.

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2007	42,000	$7.00	4.62	$80,620
Granted	185,000	$9.32
Forfeited	(47,000)	$7.43
Exercised	-	-
Outstanding, December 31, 2008	180,000	$9.27	4.65	$-
Granted	30,000	3.30
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2009	210,000	$8.42	3.74	$51,000
Granted	-	-
Forfeited	(25,000)	$4.50
Exercised	-	-
Outstanding, December 31, 2010	185,000	$8.96	2.71	$-

Exercisable, December 31, 2010	165,000	$9.28	2.66	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Risk-free interest rate	n/a	2.5%	3.0%
Expected life of the options	n/a	5 years	5 years
Expected volatility	n/a	109%	76%
Expected dividend yield	n/a	0%	0%

The exercise price for options outstanding at December 31, 2010 is as follows:

Number of Options	Exercise Price
10,000	$3.30
15,000	$8.85
160,000	$9.32
185,000

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

For options granted during the year ended December 31, 2009 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.61 and the weighted-average exercise price of such options was $3.30.  No options were granted during the year ended December 31, 2009, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.  At December 31, 2010, the unamortized compensation costs related to nonvested options amounted to $21,705, which will be expensed through the third quarter of 2011.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2007	611,787	$5.36	2.42	$1,890,165
Granted	4,180,004	$3.18
Forfeited/canceled	-	-
Exercised	(468,587)	$6.95
Outstanding, December 31, 2008	4,323,204	$2.83	2.82	$-
Granted	1,809,435	$4.78
Forfeited/canceled	-	-
Exercised	(3,525,004)	$2.74
Outstanding, December 31, 2009	2,607,635	$4.29	3.61	$2,142,218
Granted	-	-
Forfeited/canceled	(403,200)	$5.74
Exercised	-	-
Outstanding, December 31, 2010	2,204,435	$4.03	2.42	$253,000

Exercisable, December 31, 2010	2,204,435	$4.03	2.42	$253,000

All of the warrants outstanding at December 31, 2010 are fully vested.

The exercise price for warrants outstanding at December 31, 2010 is as follows:

Number of Warrants	Exercise Price
575,000	$2.50
1,409,435	$4.50
220,000	$5.00
2,204,435

Note 13 – Income Taxes

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%. Hog production is an income tax exempt sector in China and sow owners receive government grants and subsidies. In addition, certain of the Company’s other entities have received various tax exemptions.

Income tax expense reflected in the consolidated statements of operations consist of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Current expense (benefit):
Federal	$-	$-	$-
State	-	-	-
Foreign	3,647,958	1,142,105	587,222
	3,647,958	1,142,105	587,222
Deferred expense (benefit):
Federal	(2,338,487)	-	-
State	(74,746)	-	-
Foreign	-	-	-
	(2,413,233)	-	-
Total income tax expense	$1,234,725	1,142,105	587,222

The components of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating losses	$924,000	$373,000
Intangible assets	528,000	-
Stock awards	887,000	272,000
Accrued expenses	124,000	-
	2,463,000	645,000
Deferred tax liabilities:
Inventory	(41,000)	-
Other	(9,000)	-
	(50,000)	-
Net deferred tax assets	2,413,000	645,000
Valuation allowance	-	(645,000)
Total	$2,413,000	$-

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Tax provision (benefit) at statutory rate	(34)%	34%	34%
Foreign tax rate difference	9%	(9)%	(9)%
Change in deferred tax valuation allowance	2%	2%	1%
Effect of tax holiday/tax exemption	25%	(17)%	(23)%
Other	1%	-	-
	3%	10%	3%

At December 31, 2010, the Company has a net operating loss carryforward for U.S. federal tax purposes of approximately $2.6 million, which expires in 2027 to 2030. Management evaluates the need for a deferred tax valuation allowance based on the likelihood that the deferred tax assets will be realized. In 2010, as a result of the M2P2 acquisition, the valuation allowance was reduced due to the estimated future realization of the assets because of taxable income expected to be generated in the future by M2P2.

Management has evaluated the Company’s material tax positions and determined there were no material uncertain tax positions that require adjustment to the financial statements.  The Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.  Generally, the Company remains subject to income tax examination by tax authorities for tax years 2007 and thereafter.

If the Company had not been exempt from paying income taxes, income tax expense for the years ended December 31, 2010, 2009 and 2008 would have been approximately $2,152,000, $3,463,000 and $4,384,000 and earnings per share would have been reduced by $0.05, $0.06 and $0.12, respectively. The hog business exemption is currently indefinite, and exemptions on other entities expire in 2011 and 2012.

Foreign pretax earnings approximated $11,300,000, $15,000,000 and $24,200,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2010, approximately $56,900,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $13,968,000 would have to be provided if such earnings were remitted currently.

Note 14 – Segment Information

The Company’s predominant businesses are the research and development, manufacture, marketing, distribution, and sale of pre-mix, concentrates and complete feeds and feed additives primarily for use in China’s domestic pork husbandry market and the raising, breeding, and selling of pigs.  The Company operates in four segments:  (1) animal feed nutrition, (2) hog production – United States, (3) hog production – China and (4) western style hog farms in China.  Certain of the reportable segments include geographic units which are aggregated due to having substantially similar products, production processes, distribution systems, and economic characteristics. The Company does not allocate the holding company income and expenses to the other four segments, but rather presents them as part of the segment disclosures so that all the captions reconcile to the financial statements.  The Company added the US hog production (as a result of the acquisition of M2P2) and western style hog farms segments in 2010.

The following tables summarize segment information for the years ended December 31, 2010, 2009 and 2008:
	Years Ended December 31,
	2010	2009	2008

Revenues from unrelated entities
Animal feed nutrition	$106,681,991	$63,647,643	$51,745,344
Hog production - United States	65,950,219	-	-
Hog production - China	70,981,909	109,555,628	91,916,141
Western style hog farms	-	-	-
Holding Company	-	-	-
	$243,614,119	$173,203,271	$143,661,485

Intersegment revenues
Animal feed nutrition	$13,628,572	$14,376,100	$8,174,546
Hog production - United States	-	-	-
Hog production - China	1,172,352	729,713	1,518,230
Western style hog farms	-	-	-
Holding Company	-	-	-
	$14,800,924	$15,105,813	$9,692,776

Total revenues
Animal feed nutrition	$120,310,563	$78,023,743	$59,919,890
Hog production - United States	65,950,219	-	-
Hog production - China	72,154,261	110,285,341	93,434,371
Western style hog farms	-	-	-
Holding Company	-	-	-
Less Intersegment revenues	(14,800,924)	(15,105,813)	(9,692,776)
	$243,614,119	$173,203,271	$143,661,485

Gross profit
Animal feed nutrition	$18,634,354	$14,270,123	$13,764,064
Hog production - United States	2,751,080	-	-
Hog production - China	(6,714,057)	12,272,916	20,627,461
Western style hog farms	-	-	-
Holding Company	-	-	-
	$14,671,377	$26,543,039	$34,391,525

Income (loss) from operations
Animal feed nutrition	$10,915,748	$7,996,936	$7,780,477
Hog production - United States	1,657,490	-	-
Hog production - China	(45,590,779)	6,704,646	17,240,607
Western style hog farms	(578,900)	(642,561)	-
Holding Company	(6,839,838)	(2,395,867)	(1,081,044)
	$(40,436,279)	$11,663,154	$23,940,040

Interest income
Animal feed nutrition	$44,994	$57,414	$90,986
Hog production - United States	-	-	-
Hog production - China	52,288	30,053	20,405
Western style hog farms	-	-	-
Holding Company	20,175	125,551	79,574
	$117,457	$213,018	$190,965

Interest and financing costs
Animal feed nutrition	$318,691	$92,666	$39,861
Hog production - United States	715,047	-	-
Hog production - China	199,303	88,394	22
Western style hog farms	(268,974)	-	-
Holding Company	400,639	841,566	5,664,475
	$1,364,706	$1,022,626	$5,704,358

Income tax expense (benefit)
Animal feed nutrition	$2,807,831	$1,142,105	$587,222
Hog production - United States	-	-	-
Hog production - China	-	-	-
Western style hog farms	-	-	-
Holding Company	(1,573,106)	-	-
	$1,234,725	$1,142,105	$587,222

Net income (loss)
Animal feed nutrition	$7,842,227	$7,079,391	$6,690,248
Hog production - United States	942,443	-	-
Hog production - China	(45,520,644)	6,811,731	16,923,585
Western style hog farms	(365,110)	(431,044)	-
Holding Company	(5,602,886)	(3,111,712)	(6,664,018)
	$(42,703,970)	$10,348,366	$16,949,815

Provision for depreciation
Animal feed nutrition	$676,255	$345,342	$121,813
Hog production - United States	646,748	-	-
Hog production - China	2,097,942	2,251,347	1,459,030
	$3,420,945	$2,596,689	$1,580,843

	As of	As of
	December 31,	December 31,
	2010	2009
Total assets
Animal feed nutrition	$42,783,939	$38,142,821
Hog production - United States	94,369,142	-
Hog production - China	65,212,115	105,210,224
Western style hog farms	15,162,473	5,507,975
Holding Company	5,966,993	14,087,000
	$223,494,662	$162,948,020

Goodwill
Animal feed nutrition	$2,437,135	$2,356,808
Hog production - United States	326,000	-
Hog production - China	19,602,279	40,387,439
Western style hog farms	-	-
Holding Company	-	-
	$22,365,414	$42,744,247

Long-term asset by geographic region
United States	$29,581,577	$-
China	71,017,767	82,414,221
	$100,599,344	$82,414,221

 Note 15 – Commitments and Contingencies

At December 31, 2010, the Company had commitments to expend approximately $5,000,000 in connection to building construction currently in process.

The Company leases certain office space, hog facilities and equipment under operating leases.  The Company’s M2P2 subsidiary has also entered into non-cancelable service agreements for contract farrowing, growing and nursery facilities and services, with expiration dates through 2020.

Future minimum lease payments under operating leases and service commitments are as follows:

	Service	Operating
	Agreements	Leases
Year ending December 31,
2011	$18,933,000	$5,390,220
2012	16,486,000	3,678,315
2013	13,360,000	3,457,832
2014	11,629,000	3,471,742
2015	9,925,000	3,281,655
Thereafter	19,513,000	14,283,431
	$89,846,000	$33,563,195

The Company incurred rent expense on operating leases of $3,514,123, $3,180,984 and $3,108,764  for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 16 – Acquisition and Dispositions

During the year  ended December 31, 2010, the Company purchased the non-controlling interest of 10% and 20% in two hog farms for $230,063 and $176,040, respectively.  As a result of the purchase of the non-controlling interest, the excess of the purchase price over the carrying value of the non-controlling interest of $219,158 and $146,144, respectively, was recorded against additional paid in capital.  In addition during the year ended December 31, 2010, the Company acquired a 20% ownership in a joint venture that had negative equity and recorded $246,559 against additional paid in capital.

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

Purchases of Hog Farms

In 2008, the Company purchased interests in 29 producing hog farms and one feed company ranging from 55% to 100%.   The following table summarizes the fair values of the aggregate assets acquired and liabilities assumed at the exchange rates at the date of acquisition for the entities purchased in 2008:

Cash	$95,573
Accounts receivable	388,384
Other receivables	20,795
Inventory	8,618,561
Other assets	353,753
Property and equipment	16,102,598
Construction in process	1,375,372
Goodwill	41,846,535
Accounts payable	(318,197)
Other payables	(389,602)
Minority Interest	(508,150)
$67,585,622

Note 17 – Subsequent Events

On March 1, 2011, the Company issued 1,020,000 shares of restricted stock to certain officers, directors and key employees.  The restricted stock awards vest over a three period.  The value of the awards granted was calculated using the fair market value of the Company’s stock price at the date of grant.  Approximately $2,300,000 of compensation expense  will be charged to income over the three year vesting period.

Subsequent to December 31, 2010, the Company issued 3,368,231 shares of its common stock for approximately $7,500,000 in connection with this Equity Credit Agreement.

The Company plans to close certain hog farms in 2011.  Given the Company’s closure process involves live animals, the process of closing a facility is generally done over the course of months.  We believe the process for the identified facilities will be substantially completed by August 2011.  During this period the Company expects to incur expenses costs in addition to the wind-down expenses in an amount up to $3.0 million primarily for lease cancellations, legal, and repairs. Such costs will generally be expensed as incurred and for leases, will be expensed when the Company ceases to use the facilities.

Note 18 – Selected Quarterly Data (unaudited)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Net Revenue	$52,859,067	$37,661,955	$53,606,079	$99,487,018
Gross Profit	$6,319,282	$2,559,278	$4,321,649	$1,471,168
Income (loss) from operation	$1,525,157	$(2,366,589)	$(18,726,993)	$(20,867,854)
Other income (expense)	$(60,353)	$(56,985)	$(251,282)	$(959,441)
Net income (loss)	$1,067,418	$(2,954,752)	$(20,635,865)	$(20,180,771)
Earnings (loss) per shares - basic	$0.02	$(0.07)	$(0.43)	$(0.42)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net Revenue	$33,429,274	$38,527,770	$45,115,442	$56,130,785
Gross Profit	$5,803,405	$5,221,659	$7,561,164	$7,956,811
Income from operation	$3,070,160	$2,064,943	$3,381,532	$3,146,519
Other income (expense)	$210,704	$(559,178)	$(193,506)	$200,728
Net income	$3,018,840	$1,226,252	$2,896,341	$3,206,933
Earnings per shares - basic	$0.08	$0.03	$0.07	$0.07

Note 19 – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End
For the Years Ended December 31,	of Year	Expenses	Reserves	of Year

2008	$191,497	$456,523	$127,607	$520,413
2009	520,413	196,005	300,653	415,765
2010	415,765	294,780	2,577	707,968

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2011.

AGFEED INDUSTRIES INC.

By:	/s/ John A. Stadler
John A. Stadler
Chairman of the Board and Interim Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of AgFeed and in the capacities and on the dates indicated. The undersigned hereby appoints John A. Stadler and Edward Pazdro, each with full power of substitution, as his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of AgFeed Industries, Inc. on Form 10-K for the year ended December 31, 2010 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission and the NASDAQ Stock Market LLC, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ John A. Stadler	Director, Chairman of the Board and Interim Chief Executive Officer and President (Principal Executive Officer)	March 16, 2011
John A. Stadler

/s/ Edward Pazdro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011
Edward Pazdro

	Director	March 16, 2011
Lixiang Zhang

/s/ K. Ivan F. Gothner	Director	March 16, 2011
K. Ivan F. Gothner

/s/ Milton P. Webster, III	Director	March 16, 2011
Milton P. Webster, III

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Purchase Agreement with Nanchang Best and each of Nanchang Best’s shareholders (incorporated by reference to Exhibit 2.1 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on November 6, 2006)

2.2
Share Purchase Agreement with Shanghai Best and each of Shanghai Best’s shareholders (incorporated by reference to Exhibit 2.2 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on November 6, 2006)

3(i).1	Amended and Restated Articles of Incorporation

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 15, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4 of AgFeed’s Annual Report on Form 10-KSB (Commission File No. 001-33674) filed with the SEC on March 13, 2007)

4.2
Form of Common Stock Purchase Warrant forming part of units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in April 2007 (incorporated by reference to Exhibit 4.2 of AgFeed’s Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

4.3
Form of Registration Rights Agreements dated February 2007 (incorporated by reference to Exhibit 4.3 of AgFeed’s Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

4.4
Form of Common Stock Purchase Warrant forming part of units sold and also issued as compensation to selected dealers in our June 2007 private placement offering (incorporated by reference to Exhibit 4.4 of AgFeed’s Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on June 28, 2007)

4.5
Registration Rights Agreement dated as of June 22, 2007 by and between AgFeed and Apollo Asia Opportunity Master Fund, L.P. (incorporated by reference to Exhibit 4.5 of AgFeed’s Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on June 28, 2007)

4.6
Form of Registration Rights Agreement dated February 2008 (incorporated by reference to Exhibit 10.2 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

4.7
Form of Senior Convertible Note dated February 2008 (incorporated by reference to Exhibit 10.3 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

4.8	Form of Warrant dated February 2008 (incorporated by reference to Exhibit 10.4 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

4.9
Form of Common Stock Purchase Warrant, dated December 31, 2008 (incorporated by reference to Exhibit 10.19 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on January 9, 2009)

4.10
Registration Rights Agreement between AgFeed Industries, Inc. and each of certain Investors (incorporated by reference to Exhibit 10.02 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 12, 2009)

4.11	Form of Warrant dated May 2009 (incorporated by reference to Exhibit 10.02 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 12, 2009)

4.12
Form of Common Stock Purchase Warrant, dated September 2009 (incorporated by reference to Exhibit 10.22 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 10, 2009)

10.1
Share Purchase Agreement dated December 20, 2006 among AgFeed, Guangxi Huijie and the shareholders of Guangxi Huijie (incorporated by reference to Exhibit 10.1 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 20, 2006)

10.2
Form of Subscription Package for private placement offering that had final closing on April 29, 2007 (incorporated by reference to Exhibit 10.5 of AgFeed’s Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

10.3
Subscription Agreement by and between AgFeed and Apollo Asia Opportunity Master Fund, L.P. dated June 22, 2007 (incorporated by reference to Exhibit 10.6 of AgFeed’s Amended Registration Statement on Form SB-2 (Commission File No. 333-144131) filed with the SEC on August 17, 2007)

10.4
Stock Purchase Agreement as of November 6, 2007 by and among AgFeed, Lushan and Huaping Yang and Hongyun Luo, being the holders of ninety percent of the issued and outstanding shares of Lushan (incorporated by reference to Exhibit 10.1 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on November 9, 2007)

10.5
Securities Purchase Agreement, dated February 25, 2008, by and among Agfeed and the certain investors listed on the Schedule of Buyers to such Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.6
Equity Securities Purchase Agreement, dated February 25, 2008, by and among Agfeed and the certain investors listed on the Exhibit A to such Equity Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on February 28, 2008)

10.7
Securities Purchase Agreement, dated April 16, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.13 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 22, 2008)

10.8
Securities Purchase Agreement, dated April 22, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.14 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 29, 2008)

10.9
Securities Purchase Agreement, dated April 22, 2008, by and between AgFeed and certain investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.15 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 29, 2008)

10.10
Securities Purchase Agreement, dated as of December 28, 2008, by and between AgFeed and each of certain Investors (incorporated by reference to Exhibit 10.18 of AgFeed’s Current Report on Form 8-K (Commission File No. 001- 33674) filed with the SEC on January 9, 2009)

10.11
Securities Purchase Agreement, dated May 6, 2009, between AgFeed and each of certain Investors (incorporated by reference to Exhibit 10.01 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on May 12, 2009)

10.12
Equity Credit Agreement by and between AgFeed and Southridge Partners II, LP, dated September 9, 2009 as amended and restated November 9, 2009 (incorporated by reference to Exhibit 10.20 of AgFeed’s Current Report on Form 8-K/A (Commission File No. 001-33674) filed with the SEC on November 10, 2009)

10.13
Registration Rights Agreement between AgFeed and Southridge Partners II, LP, dated September 9, 2009 (incorporated by reference to Exhibit 10.21 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 10, 2009)

10.14
Employment Agreement, dated as of the 19th day of August, 2008, by and between Nanchang Best Animal Husbandry Co., Ltd. and Gerard Daignault (incorporated by reference to Exhibit 10.16 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on August 20, 2008)

10.15
Employment Agreement by and between Nanchang Best Animal Husbandry Co., Ltd. and Songyan Li dated June 25, 2009 (incorporated by reference to Exhibit 10.18 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on July 8, 2009)

10.16
Employment Agreement by and between Nanchang Best Animal Husbandry Co., Ltd. and Junhong Xiong dated June 25, 2009 (incorporated by reference to Exhibit 10.18 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on July 8, 2009)

10.17
Employment Agreement between AgFeed and Selina Jin (incorporated by references to Exhibit 10.18 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on April 17, 2009)

10.18
AgFeed Industries, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Appendix A of AgFeed’s Definitive Proxy Statement filed with the SEC on April 29, 2008 (Commission File No. 001-33674))

10.19
AgFeed Industries, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A of AgFeed’s Definitive Proxy Statement filed with the SEC on August 2, 2010 (Commission File No. 001-33674))

10.20
Membership Purchase Agreement, dated as of September 13, 2010, by and between AgFeed and AF Sellco, LLC (incorporated by reference to Exhibit 2.1 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 17, 2010)

10.21
Form of Note, dated September 13, 2010, of AgFeed payable to AF Sellco, LLC (incorporated by reference to Exhibit A to Exhibit 2.1 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 17, 2010)

10.22
Form of Pledge Agreement, dated as of September 13, 2010, by and between AgFeed and AF Sellco, LLC (incorporated by reference to Exhibit B to Exhibit 2.1 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on September 17, 2010)

10.23
Shareholders Agreement of Hypor Agfeed Breeding Company Inc., dated as of December 11, 2009 (incorporated by reference to Exhibit 10.23 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 17, 2009)

10.24
Production and Distribution Agreement by and among Hypor B.V, AgFeed, and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.24 of AgFeed’s Current Report on Form 8-K (Commission File No. 001-33674) filed with the SEC on December 17, 2009)

10.25
Facilities Lease Agreement between AgFeed and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.25 of AgFeed’s Current report on Form 8-K (Commission File No. 001- 33674) filed with the SEC on December 17, 2009)

10.26
Intra Group Loan Agreement between AgFeed and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.26 of AgFeed’s Current report on Form 8-K (Commission File No. 001- 33674) filed with the SEC on December 17, 2009)

10.27
Intra Group Loan Agreement between Hypor B.V. and Hypor Agfeed Breeding Company, Inc., dated December 11, 2009 (incorporated by reference to Exhibit 10.27 of AgFeed’s Current report on Form 8-K (Commission File No. 001- 33674) filed with the SEC on December 17, 2009)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Mcgladrey & Pullen, LLP (filed herewith)

23.2	Consent of Goldman Parks Kurland Mohidin LLP (filed herewith)

24.1	Power of Attorney (included in signature page)

31.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.