Form 10-Q
period 2011-03-31
AgFeed Industries, Inc.
filed 2011-05-10
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

001-33674
(Commission file number)

AGFEED INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2597168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bluegrass Commons Blvd. Suite 310 Hendersonville, Tennessee	37075
(Address of principal executive offices)	(Zip Code)

(917) 804-3584

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
Yes           ☐      No           ☒

On May 9, 2011, 57,987,062 shares of the registrant's common stock were outstanding.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,199,596	$12,399,916
Accounts receivable, net of allowance for doubtful accounts of $1,930,100 and $707,968	28,672,187	21,841,442
Advances to suppliers	517,064	1,676,593
Inventory	85,741,183	81,379,649
Prepaid expenses and other current assets	2,454,312	2,242,807
Deferred tax asset	83,685	83,685
Assets of discontinued operations	3,870,799	6,293,524

Total current assets	130,538,826	125,917,616

PROPERTY AND EQUIPMENT, net	67,101,166	63,631,224
INTANGIBLE ASSETS, net	5,678,896	5,783,102
GOODWILL	22,510,697	22,365,414
DEFERRED TAX ASSET	1,925,663	2,329,548
OTHER ASSETS	2,738,813	3,467,758

TOTAL ASSETS	$230,494,061	$223,494,662

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan	$4,581,000	$4,551,000
Accounts payable	8,737,927	8,783,569
Other payables	2,554,637	3,736,931
Unearned revenue	92,111	489,241
Accrued expenses	8,154,401	6,142,747
Accrued payroll	941,958	1,163,504
Tax and welfare payable	892,298	1,893,727
Interest payable	192,429	121,392
Current portion of long-term debt	1,710,350	1,703,658
Convertible notes, net of discount of $10,864	-	989,136
Liabilities of discontinued operations	1,402,237	1,595,805

Total current liabilities	29,259,348	31,170,710

ACQUISITION NOTE PAYABLE	9,621,434	9,621,434
LINE OF CREDIT	44,775,792	42,231,176
LONG-TERM DEBT	14,286,195	15,024,666

TOTAL LIABILITIES	97,942,769	98,047,986

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized; 56,189,050 issued and 55,802,355 outstanding at March 31, 2011 51,756,907 issued and 51,370,212 outstanding at December 31, 2010	56,190	51,758
Additional paid-in capital	133,724,749	125,788,151
Accumulated other comprehensive income	8,897,086	8,120,628
Statutory reserve	5,667,043	5,621,937
Treasury stock (386,695 shares)	(1,858,942)	(1,858,942)
Accumulated deficit	(14,026,159)	(12,430,229)
Total AgFeed stockholders' equity	132,459,967	125,293,303
Noncontrolling interest	91,325	153,373
Total equity	132,551,292	125,446,676

TOTAL LIABILITIES AND EQUITY	$230,494,061	$223,494,662

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

Revenues	$92,987,199	$46,489,856

Cost of goods sold	85,107,097	40,617,819

Gross profit	7,880,102	5,872,037

Operating expenses
Selling expenses	986,663	1,018,164
General and administrative expenses	6,375,431	3,443,171
Total operating expenses	7,362,094	4,461,335

Income from operations	518,008	1,410,702

Non-operating income (expense):
Other income (expense)	(2,716)	75,158
Interest income	14,722	47,333
Interest and financing costs	(914,959)	(124,911)
Foreign currency transaction loss	(10,128)	13,803

Total non-operating income (expense)	(913,081)	11,383

Income (loss) from operations before income taxes	(395,073)	1,422,085

Income tax expense	538,739	453,580

Loss from continuing operations	(933,812)	968,505

Discontinued operations:
Income (loss) from discontinued operations (including loss on disposal of $295,280 in 2011)	(681,045)	42,719

Net loss	(1,614,857)	1,011,224

Less: Net income (loss) attributed to noncontrolling interest	(64,033)	(56,194)

Net income attributed to AgFeed	$(1,550,824)	$1,067,418

Comprehensive income (loss)
Net income (loss)	$(1,614,857)	$1,011,224
Foreign currency translation gain	778,443	764

Comprehensive income (loss)	$(836,414)	$1,011,988

Weighted average shares outstanding :
Basic	53,388,412	44,869,485
Diluted	53,388,412	45,213,024

Basic earnings (loss) per share attributed to AgFeed common stockholders:
Continuing operations	$(0.02)	$0.02
Discontinued operations	(0.01)	$0.00
	$(0.03)	$0.02

Diluted earnings (loss) per share attributed to AgFeed common stockholders:
Continuing operations	$(0.02)	$0.02
Discontinued operations	(0.01)	$0.00
	$(0.03)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,614,857)	$1,011,224
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,498,562	811,899
Amortization of intangible assets	111,629	23,191
Loss on sale of assets	543,552	-
Stock based compensation	7,235	75,281
Issuance of common stock for services	433,795	375,720
Amortization of debt issuance costs	4,617	7,419
Amortization of discount on convertible debt	10,864	17,460
Change in working capital components
Accounts receivable	(6,647,112)	(8,599,242)
Other receivables	-	(2,466,242)
Inventory	(1,987,357)	(1,813,472)
Advances to suppliers	1,194,764	360,605
Prepaid expenses	511,397	350,014
Deferred taxes	403,885	-
Other assets	1,118,963	(73,782)
Accounts payable	(246,537)	3,906,822
Other payables	(1,431,148)	2,142,963
Unearned revenue	(461,805)	(166,837)
Accrued expenses	2,010,388	(12,304)
Accrued payroll	(225,979)	(326,087)
Tax and welfare payable	(1,001,190)	213,894
Interest payable	71,037	17,500

Net cash provided by (used in) operating activities	(5,695,297)	(4,143,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,208,508)	(4,282,474)
Purchase of intangible assets	-	(125,514)
Proceeds from sale of assets	315,114	-

Net cash used in investing activities	(5,893,394)	(4,407,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	7,500,000	-
Borrowings under line of credit facility, net	2,544,616	-
Payment on convertible notes	(1,000,000)	-
Payment on note payable	(731,779)	-
Purchase of noncontrolling interest in majority owed hog farms	-	(406,103)

Net cash provided by (used in) financing activities	8,312,837	(406,103)

Effect of exchange rate changes on cash and cash equivalents	75,534	(2,062)

NET DECREASE IN CASH & CASH EQUIVALENTS	(3,200,320)	(8,960,127)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	12,399,916	37,580,154

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,199,596	$28,620,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$993,985	$64,969
Income taxes paid	$1,136,283	$210,860

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

The Company entered the hog breeding and production business in China in November 2007. In this business, the Company mainly produces hogs for processing and sell breeding stock. The Company currently has two breeder farms and 21 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.  The Company has almost finished construction of its western style hog farm in the Gaungxi province and has just begun construction of another western style hog farm in the Jiangxi province.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

Accounts Receivable

Accounts receivable are carried at original invoice less an estimate for doubtful accounts.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Accounts receivable are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

The Company’s accounts receivable and reserves for doubtful accounts are substantially representative of its credit dealings with animal nutrition customers. The Company ages its receivables into traditional 30-day buckets and monitors the customers and balances on a regular basis. Generally the Company  uses a formula-based analysis to more broadly assign collection risk to its aging groups primarily over 90 days past due, subject to specific customer review. This formula-based approach applies a declining percentage of collectability to each bucket-aging category at least 90 days past due as the past due days increase.  For the current quarter, however, the Company placed greater reliance on individual customer assessment and then applied an overall factor of collection as its believes the Company is experiencing a new set of market dynamics exacerbated by the reorganization of its animal feed nutrition segment, cash constraints of its long-standing customers related to increasing feed raw material costs and herd expansion initiatives.  The below table analyzes the change in the Company’s accounts receivable reserve from December 31, 2011 to March 31, 2011:

Balance, December 31, 2010	$707,968
Additions	1,221,952
Collections of reserve accounts	-
Write-offs of uncollectible accounts	-
Balance, March 31, 2011	$1,930,100

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

Inventory consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Raw material	$11,881,015	$11,691,635
Work in process	-	160,007
Finished goods – feed	379,273	810,786
Hogs	73,480,895	68,717,221
Total	$85,741,183	$81,379,649

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Office equipment	1 to 5 years
Operating equipment	1 to10 years
Vehicles	5 years
Swine for reproduction	2 to 3.5 years
Buildings	20 to 40 years

The following are the details of property and equipment at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Office equipment	$767,480	$983,992
Operating equipment	14,259,655	13,945,244
Vehicles	846,445	994,686
Swine for reproduction	15,361,176	10,830,812
Land	752,500	752,500
Buildings	26,536,641	29,165,246
Construction-in-process	14,205,575	11,888,319
Total	72,729,472	68,560,799

Less accumulated depreciation	(5,628,306)	(4,929,575)

	$67,101,166	$63,631,224

Construction-in-process consists of amounts expended for construction. Once construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including intangible assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  The Company determined that based on the criteria above, an impairment of certain assets was necessary and accordingly recorded an impairment of approximately $9.0 million for the year ended December 31, 2010.  No impairment was required to be recorded during the three months ended March 31, 2011.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Intangible Assets

The following are the details of intangible assets at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Right to use land	$786,429	$781,278
Customer relationships	4,837,668	4,835,195
Computer software	485,387	478,988
Total	6,109,484	6,095,461

Less Accumulated amortization	(430,588)	(312,359)

Intangibles, net	$5,678,896	$5,783,102

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2011 and 2010.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of December 31, 2009 and 2008, the Company performed the required impairment review which resulted in no impairment adjustments.

The extreme operating conditions that the Company experienced during 2010 lead to a full review of its established Chinese production system (the farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it cannot sustain a high enough level of profitability to support the original acquisition values and resulting goodwill.  In connection with the Company’s annual review for the year ended December 31, 2010, management determined that a write down of goodwill of $21,612,398 was necessary. The impairment was determined based on the fair value of the reporting units, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying businesses.  Management determined that there were no triggering events at March 31, 2011 and deemed no additional impairment was necessary.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Summary of changes in goodwill by reporting segments is as follows:

	Animal	Hog Production
	Nutrition	China	U.S. (M2P2)	Total

Balance, December 31, 2010	$2,437,135	$19,602,279	$326,000	$22,365,414
Foreign currency adjustment	16,066	129,217	-	145,283
Balance, March 31, 2011	$2,453,201	$19,731,496	$326,000	$22,510,697

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

Major Customer

The Company has one major customer that during the three months ended March 31, 2011 accounted for approximately $56.8 million in revenues or 61.1% of total Company revenues.  No one customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2010.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2011 and 2010 were not significant.

Research and Development

The Company expenses its research and development costs as incurred.  Research and development costs for the three months ended March 31, 2011 and 2010 were not significant.

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

The Company’s open derivative positions have been recorded at fair value (marked to market), resulting in a derivative asset and liability of approximately $1,126,000 and $1,053,000, and $1,094,000 and $980,000 at March 31, 2011 and December 31, 2010, respectively. Derivative assets are included in other current assets and derivative liabilities are included in accrued expenses on the consolidated balance sheet. Realized and unrealized derivative losses included in net loss during the three months ended March 31, 2011 totaled approximately $583,000 and $371,000, respectively.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At March 31, 2011, the Company had a total of 2,169,435 common stock equivalents outstanding, including options, warrants and convertible debentures. All common stock equivalents for the three months ended March 31, 2011 are anti-dilutive due to the net loss incurred.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	53,388,412	$(0.02)	44,869,485	$0.02
Effect of dilutive stock options and warrants	-	-	343,539	-
Diluted earnings per share	53,388,412	$(0.02)	45,213,024	$0.02

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has four reportable segments (See Note 10).

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics. Derivative financial instruments are recorded at fair value based on quoted market prices.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

At March 31, 2011 the Company’s derivative instruments were reported at fair value using Level 1 and Level 2 inputs, as follows:

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

At December 31, 2010, the Company had approximately $19.6 million of goodwill which was measured at fair value on a non-recurring basis, and was valued using Level 3 inputs.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Note 3 – Short-Term Loan and Subsequent Event

Short term loan at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Short-term bank loan payable to Shanghai Pudong Development Bank. The loan accrues interest at 5.84%. The note was renewed in May 2010 and is due May 4, 2011 (The loan was paid off in full subsequent to March 31, 2011). The loan is collateralized by buildings and land use rights.	$4,581,000	$4,551,000

Note 4 – Acquisition Note Payable

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

Note 5 – Line of Credit

The Company’s wholly-owned subsidiary, M2P2 has a $65 million senior revolving loan facility that expires on June 1, 2012. The first $25 million borrowed under the facility bears interest at 3.95%; and the remaining amount borrowed under the facility bears interest at the 1-month LIBOR plus 3.00% (3.25% at March 31, 2011).  $300,000 of the facility is being used for a letter of credit bearing a variable rate with the State of Colorado and is not accessible for borrowing until the letter of credit is released. Borrowings are limited to the lesser of $64.7 million or a defined borrowing base (approximately $60.2 million at March 31, 2011) based primarily on inventory and receivables.  This facility is collateralized by substantially all of the assets of M2P2 and has various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Note 6 – Long-Term Debt

Long- term loans at March 31, 2011 and December 31, 2010 are as follows:

	2011	2010

Note payable, bearing interest at the prime rate plus 2% (5.25% at March 31, 2011) and payable on November 25, 2018. The note is secured by the M2P2’s 100% interest in Heritage Farms LLC and is subordinated to certain senior debt.	$3,500,000	$3,500,000

Senior term loan - $6 million; bears interest at 5.0%; quarterly installments of $250,000 plus interest with remaining balance is due April 1, 2013. (A)	5,250,000	5,750,000

Senior term loan - $7.6 million; $5.8 million of the loan bears interest at 5.0% and the $1.4 million remaining balance bears interest at the 3-month LIBOR plus 1.75% (2.05% at March 31, 2011); payments are due in monthly installments of approximately $85,000. The remaining balance is due March 1, 2020. (A)	7,246,545	7,478,324
	15,996,545	16,728,324
Less current portion	(1,710,350)	(1,703,658)
	$14,286,195	$15,024,666

(A)
These borrowings are collateralized by substantially all of the assets of M2P2 and have various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

Note 7 – Stockholders’ Equity and Subsequent Event

Common Stock

The Company has granted a total of 1,800,000 shares of restricted stock to certain officers, directors and key employees.  The restricted stock awards have vesting schedules ranging from 1 to 3 years.  The value of the awards granted was calculated using the fair market value of the Company’s stock price at the date of grant.  This amount is being expensed over the vesting period as the restrictions lapse.  The expense recognized during the three months ended March 31, 2011 and 2010 was $433,795 and $375,720, respectively.  At March 31, 2011 there is $4,118,736 of compensation expense that will be amortized over the remaining vesting periods.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Equity Credit Agreement

On September 9, 2009, the Company entered into an Equity Credit Agreement with Southridge Partners II, LP (“Southridge”), amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued Southridge a warrant to purchase an additional 400,000 shares of its common stock during a five-year period at an exercise price of $5.75 per share.  The fair value of the warrant was charged to additional paid in capital as it was issued in connection with an equity instrument.  During the year ended December 31, 2010, the Company issued 150,000 shares of its common stock to Southridge for the surrender of the existing warrant to purchase 400,000 shares of the Company’s common stock.  The warrant was subsequently canceled by the Company.  During the quarter ended March 31, 2011, the Company issued 3,412,143 shares of its common stock for $7,500,000 in connection with this Equity Credit Agreement.  Subsequent to March 31, 2011, the Company issued 2,184,707 shares of its common stock for $3,300,000 in connection with this Equity Credit Agreement.

Note 8 – Statutory Common Welfare Fund

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Note 9 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2010	185,000	$8.96	2.71	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2011	185,000	$8.96	2.45	$-

Exercisable, March 31, 2011	175,000	$8.94	2.45	$-

The exercise price for options outstanding at March 31, 2011 is as follows:

Number of Options	Exercise Price
10,000	$3.30
15,000	$8.85
160,000	$9.32
185,000

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2010	2,204,435	$4.03	2.42	$253,000
Granted	-	-
Forfeited/canceled	(220,000)	$5.00
Exercised	-	-
Outstanding, March 31, 2011	1,984,435	$3.92	2.43	$-

Exercisable, March 31, 2011	1,984,435	$3.92	2.43	$-

The exercise price for warrants outstanding at March 31, 2011 is as follows:

Number of Warrants	Exercise Price
575,000	$2.50
1,409,435	$4.50
1,984,435

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

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

The following tables summarize segment information (continuing operations) for the three ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Revenues from unrelated entities
Animal feed nutrition	$24,208,671	$24,289,749
Hog production - United States	57,884,424	-
Hog production - China	10,894,104	22,200,107
Western style hog farms	-	-
Holding Company	-	-
	$92,987,199	$46,489,856

Intersegment revenues
Animal feed nutrition	$4,023,299	$3,769,922
Hog production - United States	-	-
Hog production - China	557,151	517,131
Western style hog farms	-	-
Holding Company	-	-
	$4,580,450	$4,287,053

Total revenues
Animal feed nutrition	$28,231,970	$28,059,671
Hog production - United States	57,884,424	-
Hog production - China	11,451,255	22,717,238
Western style hog farms	-	-
Holding Company	-	-
Less Intersegment revenues	(4,580,450)	(4,287,053)
	$92,987,199	$46,489,856

Gross profit
Animal feed nutrition	$2,426,043	$4,464,074
Hog production - United States	4,384,568	-
Hog production - China	1,069,491	1,407,963
Western style hog farms	-	-
Holding Company	-	-
	$7,880,102	$5,872,037

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Income (loss) from operations
Animal feed nutrition	$(835,496)	$2,667,353
Hog production - United States	3,645,443
Hog production - China	(139,246)	12,238
Western style hog farms	(298,394)	-
Holding Company	(1,854,299)	(1,268,889)
	$518,008	$1,410,702

Interest income
Animal feed nutrition	$2,999	$33,443
Hog production - United States	-	-
Hog production - China	11,003	5,912
Western style hog farms	-	-
Holding Company	720	7,978
	$14,722	$47,333

Interest and financing costs
Animal feed nutrition	$70,704	$82,532
Hog production - United States	624,678	-
Hog production - China	-	-
Western style hog farms	-	-
Holding Company	219,577	42,379
	$914,959	$124,911

Income tax expense (benefit)
Animal feed nutrition	$134,854	$453,580
Hog production - United States	-	-
Hog production - China	-	-
Western style hog farms	-	-
Holding Company	403,885	-
	$538,739	$453,580

Net income (loss)
Animal feed nutrition	$(1,028,763)	$2,173,643
Hog production - United States	3,020,765	-
Hog production - China	(88,475)	154,346
Western style hog farms	(291,194)	-
Holding Company	(2,482,112)	(1,303,290)
Discontinued operations	(681,045)	42,719
	$(1,550,824)	$1,067,418

Provision for depreciation
Animal feed nutrition	$241,731	$107,042
Hog production - United States	491,349	-
Hog production - China	765,482	704,857
	$1,498,562	$811,899

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	As of	As of
	March 31,	December 31,
	2011	2010
Total assets
Animal feed nutrition	$40,355,909	$42,783,939
Hog production - United States	100,372,669	94,369,142
Hog production - China	62,701,162	58,918,591
Western style hog farms	18,750,810	15,162,473
Holding Company	4,442,712	5,966,993
Discontinued operations	3,870,799	6,293,524
	$230,494,061	$223,494,662

Goodwill
Animal feed nutrition	$2,453,201	$2,437,135
Hog production - United States	326,000	326,000
Hog production - China	19,731,496	19,602,279
Western style hog farms	-	-
Holding Company	-	-
	$22,510,697	$22,365,414

Long-term asset by geographic region
United States	$28,729,024	$29,581,577
China	71,226,211	67,995,469
	$99,955,235	$97,577,046

Note 11 – Commitments

At March 31, 2011, the Company had commitments to expend approximately $5,000,000 for construction in process and growing breeder hogs.

Note 12 – Discontinued Operations

During the three months ended March 31, 2011, the Company made the decision to dispose of all eight of our commercial hog farms in Jiangxi Province. All eight farms were included in our hog production – China segment.  The closure of these farms is being accounted for as a discontinued operation.  Operating results for hog farms in the Jiangxi Province have been presented in the accompanying consolidated statements of operations as discontinued operations for the three months ended March 31, 2011 and 2010.  In addition, the assets and liabilities related to hog farms have been presented in the accompanying consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations” at March 31, 2011 and December 31, 2010.  Currently, the Company has executed settlement agreements for four of the eight hog farms.

The operating results for the eight hog farms have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2011 and 2010 as discontinued operations and are summarized below:

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$2,130,409	$6,369,211
Cost of goods sold	1,954,714	5,921,966
Gross profit	175,695	447,245
Operating expenses	629,119	332,790
Income (loss) from operations	(453,424)	114,455
Non-operating income (expense)	(227,621)	(71,736)
Income (loss) before taxes	(681,045)	42,719
Income tax expense	-	-
Net income (loss)	$(681,045)	$42,719

The assets and liabilities of the discontinued operations at March 31, 2011 and December 31, 2010 are summarized below:

	March 31,	December 31,
	2011	2010

Current assets	$982,332	$3,271,226
Long-term assets	2,888,467	3,022,298
	$3,870,799	$6,293,524

Current liabilities	$1,402,237	$1,595,805

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

Our animal nutrition business (Animal feed nutrition operating segment) consists of the manufacture, marketing and sale of premix, concentrate and complete feed for use in the Chinese animal husbandry markets almost exclusively for hog production. Premix is an animal feed additive that is used in commercial animal production worldwide. We have been almost exclusively in the premix feed business since 1995 and now operate five premix, concentrate and complete feed manufacturing facilities located in the cities of Nanchang, Shandong, Shanghai, Nanning, and Hainan. We are expanding our concentrate and complete feed lines to meet the growing demand of commercial producers as they modernize their production technology, react to increasing commodity cost and focus on the requirements of the food safety laws.

We entered the hog breeding and production business in China (Hog production—China operating segment) in November 2007. In this business, we mainly produce hogs for processing and sell breeding stock. As of March 31, 2011, we have two breeder farms and 25 meat hog producing farms in the Jiangxi, Shanghai, Hainan, Guangxi and Fujian provinces.  During the quarter ended December 31, 2010, we announced the closure of the meat hog producing farms in Jiangxi Province (“discontinued operations”) and completed closure and settlement of four of these sites during the quarter ended March 31, 2011.  In our current quarter ending March 31, 2011, we have treated our Jiangxi farms as discontinued operations.

We entered the hog breeding and production business in the United States (Hog production—United States operating segment) in September 2010 with the acquisition of M2P2. The purchase of M2P2 allowed the Company to establish hog farm operations in the United States and obtain a breadth and depth of human capital that we expect to be instrumental in the development of our western-style hog farms in China as well as our future harvest strategy.  Furthermore, we believe that M2P2 provides the Company with a platform from which growth opportunities in the U.S. can be pursued.  M2P2 operates hog farms and facilities in Colorado, Oklahoma, North Carolina and Iowa. The operating results of M2P2 are included in the accompanying consolidated statements of operations from the acquisition date.

A summary of our comparable results for the quarters ended March 31, 2011 and March 31, 2010 are:

(in thousands)	2011	2010

Revenues	$92,987	$46,490
Cost of goods sold	$85,107	$40,618
Gross profit	$7,880	$5,872
Operating expenses	$7,362	$4,461
Income from operations	$518	$1,411
Income (loss) from discontinued operations	$(681)	$43

Interest and financing costs, net	$900	$78
Other, net	$(51)	$(145)
Income tax expense	$539	$454
Net income (loss) - AgFeed	$(1,551)	$1,067

Our comparable results, given our Hog production—United States operations were acquired in September 2010 and accordingly not contributing to the March 2010 above results, show:

•
An overall increase of $46.5 million in revenue resulting from our Hog production—United States operations of $57.9 million offset by a decline of $11.3 million in Hog production—China revenues with Animal feed nutrition revenues declining $0.1 million.

•
Increased operating expenses reflecting the addition of the Hog production—United States operations of approximately $700,000, an addition of $1.1 million to our reserve for bad debts and general corporate expenses of $1.1 million.

•
Income from operations in 2011 of $518,000 reduced by losses from discontinued operations of $681,000, interest and financing costs of $900,000, taxes of $539,000 and increased by other expenses of $51,000 producing a net loss for the period of $1.5 million.

•	Raw material prices for corn in China reflect a steady rise, while prices for soybean meal in China began to decline mid-quarter.
•
China Hog prices steadily increased during the current quarter from an average of $2.02 per kg to approximately $2.32 per kg reflecting supply constraints related to disease recovery and seasonal demands related to the Chinese Spring Festival, but countered by reduced demands for pork brought about by the clenbuterol scandal in Hebei Province.

Additionally, the Company has commitments to expend approximately $5.0 million for construction in process and growing breeder hogs. We expect to expend these funds over the balance of 2011.

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

Use of Estimates . Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and inventory, determination of useful lives of property and equipment, estimation of certain liabilities and sales returns.

Allowance For Doubtful Accounts . We continually monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In determining the reserve, we evaluate the collectability of our accounts receivable based upon a variety of factors. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on our historical write-off experience in conjunction with the length of time the receivables are past due, customer credit worthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates.

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

Long-Lived Assets . We periodically assess potential impairments to our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors we considered include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows.

Property and Equipment . Useful lives of property and equipment is based on historical experience and industry norms. Changes in useful lives due to changes in technology or other factors can affect future depreciation estimates.

Goodwill .  Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired.  Goodwill is tested annually for impairment or more frequently if indicators of impairment are present.  Goodwill is tested at the reporting unit level, which is the same as, or one level below, the operating segment level.  Accounting standards require a two step process for evaluating goodwill for impairment.  The first step compares the reporting unit to its fair value.  The second step is required if the fair value is less than the carrying value of the reporting unit.  The second step allocates fair value to assets (including any unrecognized intangible assets) and liabilities under a hypothetical purchase price allocation.  Any remaining unallocated fair value represents the implied fair value of goodwill for the reporting unit.

In 2010, we recognized goodwill impairment charges of $21 million Significant assumptions are used in determining the fair value of reporting units and goodwill, including discount rates and future projected cash flows.  Management believes the assumptions used are reasonable, however, changes in these assumptions could materially modify the reported amounts of goodwill and any related impairment charges.

Revenue Recognition . Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of AgFeed exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. We are not subject to VAT withholdings. We give volume rebates to certain customers based on volume achieved.

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

Derivative Instruments. Under accounting requirements, all derivative instruments are recognized on the balance sheet at fair value.  The accounting for changes in the fair value (gains or losses) depends on the nature of the derivative and hedging relationship. Our subsidiary, M2P2 periodically utilizes derivative instruments in its risk management and commodity hedging activities.  Derivative instruments primarily include futures and forward contracts which may be utilized to hedge price risk related to a portion of our grain purchases.  Although the derivatives are considered an economic hedge, they do not qualify for the defined hedge accounting and, accordingly, changes in fair value of the derivatives are recognized in net income. Gains or losses related to grain derivatives are classified in cost of goods sold on the consolidated statement of operations.

Results of Operations

Comparison of the three months ended March 31, 2011 and March 31, 2010

	Three Months Ended March 31,
(in thousands)	2011 Total	2010	$ Change	% Change

Revenues	$92,987	$46,490	$46,497	100.0%
Cost of goods sold	$85,107	$40,618	$44,489	109.5%
Gross profit	$7,880	$5,872	$2,008	34.2%
Operating expenses	$7,362	$4,461	$2,901	65.0%
Discontinued operations	$(681)	$43	$(724)	-1,683.7%
Interest and financing costs, net	$900	$78	$822	1,053.9%
Income tax expense	$539	$454	$85	18.7%
Net income - AgFeed	$(1,551)	$1,067	$(2,618)	-245.3%

	2011	2010	Change	Price	Volume
Price/Volume Analysis:
Animal feed nutrition
Volume (metric tons)	43,926	42,342	1,584
Revenue (in 000s)	$28,232	$28,060	$172	$(845)	$1,017
Cost of goods sold (in 000s)	$25,806	$23,596	$2,210	$1,280	$930
Gross profit (in 000s)	$2,426	$4,464	$2,038	$(2,125)	$87
Gross profit margin	8.6%	15.9%
Revenue/MT	$643	$663	$(20)
Cost of goods sold/MT`	$587	$557	$30
Gross profit (loss)/MT	$56	$106	$(50)

Hog production—China (excludes discontinued operations)

Volume (hogs)	84,275	138,857	(54,582)
Revenue (in 000s)	$11,451	$22,717	$(11,266)	$(3,850)	$(7,416)
Cost of goods sold (in 000s)	$10,382	$21,309	$(10,927)	$(4,204)	$(6,724)
Gross profit (in 000s)	$1,069	$1,408	$(338)	$354	$(693)
Gross profit margin	9.3%	6.2%
Revenue/hog	$136	$164	$(28)
Cost of goods sold/hog	$123	$154	$(31)
Gross profit/hog	$13	$10	$3

Hog production—United States
Volume (hogs)	333,792
Revenue (in 000s)	$57,884
Cost of goods sold (in 000s)	$53,499
Gross profit (in 000s)	$4,385
Gross profit margin	7.6%
Revenue/hog	$173
Cost of goods sold/hog	$160
Gross profit/hog	$13

The above tables of Price/Volume Variance are based on pre-consolidated data (e.g., prior to elimination of intercompany sales) for Animal feed nutrition and Hog production—China.

Consolidated Revenues. On a consolidated basis, revenues increased $46.5 million compared to the first quarter of 2010.  Our animal nutrition business revenues were flat on a comparative basis while our U.S. operations provided $57.9 million of the increase offset by a decline of $11.3 million in our China hog production business.  We acquired our U.S. operations in September 2010.  For comparative analysis, where applicable, the following paragraphs addressing revenues, cost of goods sold, and gross profit will reference the above Price/Volume Analysis, which represents pre-consolidated data that is reflective of how we view our business operations.

Revenues by segment - Price/Volume Analysis table

Animal Nutrition - Our 2011 animal nutrition segment revenues of $28.2 million including $4.0 million of intercompany sales are flat compared to the 2010 revenues, which include $3.8 million of intercompany revenues for the three-month period.  During the current reporting period, volumes grew 1,584 metric tons producing $1.0 million in additional revenue over the three months ended March 31, 2010.  However, much of this increase was offset by pricing declines (aggregate $0.8 million) influenced by our core mandate to produce quality safe animal feeds and not jeopardize our market reputation by altering the nutritional benefit of our animal feed products. In this quarter, we stayed focused on maintaining market share over price increases, as customers were extremely sensitive to raw material costs at a time when producer’s (farmer) cash was limited and their focus was on herd expansion. The producer’s short-term view placed emphasis on product cost independent of product performance.  These factors combined to limit our ability to pass along raw material cost increases on a real-time basis. Expanding our customer base will facilitate our development into a volume buyer, thereby offering advantageous competitive pricing without sacrificing desired margins.  On a volume basis by type of feed, we experienced growth in our volume based complete and concentrates products illustrated in metric tons:

Feed Type	2011	2010	Increase	% Increase
Complete	27,733	26,647	1,086	4%
Concentrates (Condensed)	8,788	6,509	2,279	35%
Premix/Fine	7,405	9,186	(1,781)	(19)%

Total	43,926	42,342	1,584	4%

The above complete and concentrates volume increases, on a comparative and historical basis, reflect a current period of reduced customer inventories of hogs due to disease outbreaks and biological recovery periods, seasonal marketing of hogs to meet anticipated demand related to the Chinese Spring Festival and the producer’s cash resources to timely expand herds.  We attribute our decline in premix volumes to the producer’s current sensitivity to higher costs of feed raw materials.  In general, the hog producer is comparing the costs of securing a complete formulation on an individual ingredient basis (premix, protein and carbohydrate) for self-formulation or purchasing from a supplier of complete feeds offering an overall lower price.

On an aggregate basis, we received $643 per metric ton in 2011 versus $663 per metric ton in the 2010 comparative period reflecting a net shift in product mix toward complete and concentrate feeds from premix.

Hog Production – United States - Revenue generated from our U.S. operations through M2P2 for the three months ending March 2011 was $57.9 million.  Since we acquired our U.S. operations in September 2010, there is no comparative revenue for the period ended March 31, 2010.  For the period presented, we recognized revenue from the sale of 334,000 hogs at an average price of $173 per hog weighing 123 kgs.  We believe this is a normal level of sales for our U.S. operations.

Hog production – China – With classification of our Jiangxi Province farms as discontinued operations, on a comparative basis, our three-month revenues for the period ended March 31, 2011 for our continuing operations decreased $11.3 million with the decline in marketed hogs approximating 55,000 head causing $7.4 million of the decline and lower market prices accounting for $3.9 million of the decline.  Intercompany revenues included in the 2011 per this analysis are $557,000 compared to $517,000 in the 2010 revenues.  In the comparable 2010 period, we purchased hogs for finishing and subsequent marketing upon reaching market weights.  We discontinued this practice in the second quarter of 2010.

In terms of price-driven revenue generation, on average, we achieved $136 per market hog in the 2011 period compared to $164 per market hog in the comparable period in 2010.  This is a decline of $28 per market hog and is the result of our Guangxi region marketing feeder pigs in lieu of growing them to traditional market weights.  On a per kilogram basis, we received $2.45 in 2011 versus $1.81 in 2010.

 Viewing market prices for 2011 through April 29 as illustrated below, they have exceeded RMB 15 per kg (USD 2.29) since the end of February.  We expect prices to stay steady for the near to mid-term.  Supply factors are being impacted by disease recovery, North American imports and the biological and financial constraints of herd expansion.  We believe consumer demand for pork has been reduced as a result of the clenbuterol-contaminated pork scandal in Hebei Province.

Consolidated Cost of Goods Sold - We experienced an overall increase in cost of goods sold on a consolidated basis of $44.5 million.  The increase is attributable to our September 2010 acquisition of M2P2, which added $53.5 million of cost to our 2011 first quarter results with no comparable costs in the first quarter of 2010, which was partially offset by a net decline in our China operating cost of goods sold of $10.9 million. Below are company-prepared charts tracking corn and soybean meal prices in China during the first quarter of 2011.  Rising prices in raw material ingredients in China adversely impact our earnings.

For the period of January through April 2011, corn prices have risen and are now moderating at current year highs, while soybean meal prices are presently in a declining pattern.

Below are charts published by the CME Group of United States futures prices for corn and soybean meal as of May 6, 2011, which impact our United States operations.  With the structure of our supply agreement in the United States, our performance is “margin” focused which means changes in cost are essentially neutral to our performance (cost increases are offset by revenue increases).  In an over-simplified manner, we are able to pass along increased costs related to corn and soybean meal to our customer. These charts show future prices for corn and soybean meal on a declining trend until June/July and then a steady increase through the remainder of 2011.

Consolidated Cost of Goods Sold by segment - Price/Volume Analysis table

Animal Nutrition - For our animal nutrition business, our cost of sales on a pre-consolidated basis increased $2.2 million with price causing $1.3 million of this increase and $0.9 million driven by our increased volumes.

On an aggregate basis, our feed cost during the three-month period ended March 31, 2011 was $587 per metric ton versus $557 per metric ton in the three-month period of 2010.  Corn is the primary driver of the comparative increase, though during the 2011 period we also experienced rising ingredient costs for wheat bran and fishmeal.

Over the near and mid-term, we expect raw material costs for corn in China to be directionally favorable by the arrival of corn imported from the US and the China Central Government’s efforts to restrict corn purchases by non-feed processors.  The Chinese government’s efforts include requests to banks and other financing corporations to halt corn-purchase loans to non-feed processors until the end of June, limit corn to these processors at 2009 levels and suspend the value added tax deduction for corn purchases until June 30, 2011.

With respect to soybean meal, the trend at the moment is favorable, but this ingredient is heavily dependent on global supply and represents an imported commodity by China.  Accordingly, it is significantly influenced by global supply and demand events and not restricted to only those events within China.

Hog production – China —Our cost of goods sold for the hog segment for the three months ended March 31, 2011 showed a decline of $10.9 million compared to the same period in 2010.  Consistent with the reduction in the number of market hogs sold of 55 thousand, volume-reduced costs of $6.7 million were realized in comparison to the three months ended March 31, 2010 and further reduced costs related to price factors were realized of $4.2 million.  As with revenues, the decline in costs of goods sold per market hog of $31 per head was significantly influenced by the sale of feeder pigs from our Guangxi regional farms.  On a per kilogram basis our costs increased to $2.29 from $1.70 reflecting higher feed costs, but also reflecting costs assigned to a feeder-sized hog (e.g. 20 kg) that would decline on a per kilogram basis as the hog grew to a finished market weight up to 110 kg.

Hog Production – United States - In the U.S., our cost of goods sold was $53.5 million representing approximately $160 per hog.  We believe that this is a normal level of cost of goods sold relative to sales for our U.S. operations, given current market conditions.

Consolidated Gross Profit.   On a consolidated basis, we achieved $7.9 million of gross profit for the three months ended March 31, 2011 compared to $5.9 million in 2010.  By segment, our comparative gross profit amounts (in thousands) are:

Business Unit	2011	2010	% Change
Animal Nutrition	$2,426	$4,464	(46)
M2P2	4,385	N/A	N/A
Hog Production-China	1,069	1,408	(24)

Animal nutrition - Animal nutrition gross profit declined 46% or $2.0 million in 2011 compared to 2010.  Our price-volume analysis indicates $2.1 million of this decrease was price driven, which was partially offset by a favorable volume change of $0.1 million.  During the three months ended March 31, 2011, we began a shift to produce and maintain our quality standards with alternative and less costly feedstuffs.  We were able to maintain market share though we were unable to pass along our increased raw material costs on a real-time basis.  We continue to emphasize to our customers the value of the technical service, advice and training we provide to maximize product performance as a key decision-driver in association with product cost.

Hog Production  - United States. - Our U.S. based business contributed $4.4 million for the quarter ended March 31, 2011 representing a gross margin of 7.6% and $13 per hog.

Hog production – China - As a business segment, our continuing hog production operations in China produced a gross profit of $1.1 million for the three months ended March 31, 2011 compared to a gross profit of $1.4 million in 2010.  On a per market hog basis, we achieved a 30% increase in gross profit from $10 per marketed hog in 2010 to $13 per marketed hog in 2011.  The results are a positive first indicator that we are moving our continuing operations to overall profitability.

Selling, general and administrative expenses – For the three months ended March 31, 2011, we incurred $7.4 million of selling, general and administrative expenses compared to $4.5 million of such expenses for the same period in 2010.   The increase of $2.9 million is categorized below:

Inclusion of US acquisition (M2P2)	$0.7	(a)
Increase in reserve for bad debt	1.1	(b)
Stock-based compensation	0.3	(c)
Legal, accounting and professional fees	0.4	(d)
Other	0.4	(e)

Total	$2.9

(a)	M2P2 was acquired on September 13, 2010. We believe that this is a normal run-rate of selling, general and administrative expenses for a quarter.
(b)	This represents the charge to earnings in the current quarter over the charge for possible bad debts in the quarter ended March 31, 2010.
(c)	Represents the increase in compensation costs to key management, directors, advisers and line management for long-term incentive shares issued in 2011 compared to 2010.
(d)
During the quarter ended March 31, 2011, we incurred additional charges for accounting, tax and audit services ($0.2 million) related to the transition of audit firms, provision of expanded US tax services and additional regulatory support, legal related to regulatory matters, the reorganization of AgFeed and establishment of relations with a global law firm with branch offices in China and other project related professional services.

(e)
Other represents a grouping of expenses related to corporate staff additions subsequent to March 2010, expanded insurance coverage, compliance and computer systems consulting, and shareholder services.

Discontinued operations - During the first quarter of 2011, we made the decision to dispose of all commercial farms in our Jiangxi operating segment.  At the conclusion of the disposal activities, the operations and cash flows of this component will be eliminated from our ongoing operations.  Additionally, we will no longer have any significant continuing involvement in the operations of this component.  Accordingly, we have classified operating results for the Jiangxi operating segment as discontinued operations.

For the three months ended March 31, 2011, the Jiangxi operating segment generated an operating loss of $681,000.  The loss was generated as follows (in thousands):

Revenues	$2,130
Cost of goods sold	1,955

Gross profit	175

Operating and other expenses	856

Profit (loss)	$(681)

To date, we have executed settlement agreements for 4 of the 8 farms in Jiangxi Province.

Interest and Financing Costs, net. We incurred net interest and financing expenses of approximately $0.9 million for the three months ended March 31, 2011 compared to approximately $0.1 million for the three months ended March 31, 2010.  Our United States subsidiary carries a working capital loan facility in conducting its daily operations and incurred $0.6 million of interest charges for the current quarter.  The balance of the increase is related to interest on the M2P2 acquisition note.

Income Taxes. With respect to our China operations, hog production is an income tax exempt sector in China while our animal nutrition manufacturing companies are subject to income taxes but are exempt from value-added tax.

For the three months ended March 31, 2011, we incurred PRC taxes of $0.1 million associated with our animal nutrition entities and $0.4 million related to our US activities.  For the three months ended March 31, 2010, we incurred PRC taxes of $0.5 million due to greater profitability of our Animal feed nutrition in the 2010 period compared to 2011.

Net Income (Loss)—Beginning with operating income of $ 0.5 million, we move to a net loss of $1.5 million after reflecting non-operating activity, income taxes, and losses for discontinued operations and non-controlling interest.  The net loss from our Income (loss) from operations is as follows (in millions):

Income (loss) from operations		$518
Total non-operating income (expense)		(913)
Income tax expense		(539)
Loss from continuing operations		(934)
Loss from discontinued operations		(681)
Loss attributed to non-controlling interest		64

Net income attributed to AgFeed	$	(1,551)

Liquidity and Capital Resources

At March 31, 2011, we had $9.2 million in cash and cash equivalents on hand.

During the year ended December 31, 2010, we issued 5,029,762 shares of our common stock in connection with this Equity Credit Agreement for gross proceeds of $13.0 million to finance the cash component of the consideration paid in connection with the acquisition of M2P2.

During the three months ended March 31, 2011, we issued 3,412,143 shares of our common stock in connection with this Equity Credit Agreement for gross proceeds of $7.5 million to help finance the new hog farms we are constructing in China.

As of March 31, 2011, we had short-term loans outstanding of $4.6 million. The loans were entered into during the second quarter of 2009. The notes were renewed in May 2010 and is due on May 4, 2011. We repaid these loans in April and May 2011 in accordance with the terms. These short-term loans bear interest at 5.84% and are collateralized by building and equipment. As a result or our acquisition of M2P2, we assumed a line of credit and long-term notes with outstanding balances at March 31, 2011 of $44.8 million and $16.0 million, respectively. The line of credit is a $65 million senior revolving loan facility that expires on June 1, 2012. The first $25 million borrowed under the facility bears interest at 3.95%; and the remaining amount borrowed under the facility bears interest at the 1-month LIBOR plus 3.00% (3.25% at March 31, 2011). $300,000 of the facility is being used for a letter of credit bearing a variable rate with the State of Colorado and is not accessible for borrowing until the letter of credit is released. Borrowings are limited to the lesser of $64.7 million or a defined borrowing base (approximately $60.2 million at March 31, 2011) based primarily on inventory and receivables. This facility is collateralized by substantially all of the assets of our M2P2 subsidiary and has various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements. The long-term debt assumed with our acquisition of M2P2 bear interest ranging from 5.00% to 5.25%. These long-term debt borrowings are collateralized by substantially all of the assets of M2P2 and have various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements. In connection with our acquisition of M2P2, we issued a promissory note payable to the sellers in the amount of $9.6 million. The note bears interest at a rate of 8.0% per year, with interest payable quarterly in cash on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2010. We are required to make interest only payments until June 30, 2012 and thereafter we will make amortizing principal and interest payments with the last payment due on September 30, 2020. We granted the seller a perfected first-priority lien on, and security interest in, all of the outstanding equity interests of M2P2 as collateral security for our obligations on the promissory notes.

During the three months ended March 31, 2011, we used $5.7 million of cash from our operating activities. The cash used was primarily a result of the net loss, net of non-cash expenses including depreciation, amortization and stock issuances, an increase in accounts receivable and inventory, offset by decrease in accrued expenses.

We used $5.9 million in investing activities during the three months ended March 31, 2011 for the acquisition of property and equipment primarily in connection with the development of our western-style farms in both Dahua and Xinyu.

We generated $8.3 million in cash from financing activities as a result of the purchase of drawing $7.5 million from our equity purchase agreement and borrowing $2.6 million from our line of credit, offset by the repayment of our convertible debenture in the amount of $1.0 million.

At March 31, 2011, our accounts receivable balance was $28.7 million, an increase of $6.8 million from December 31, 2010.  Our accounts receivable and reserves for doubtful accounts are substantially representative of our credit dealings with animal nutrition customers. We age our receivables into traditional 30-day buckets and monitor the customers and balances on a regular basis. Generally we use a formula-based analysis to more broadly assign collection risk to our aging groups primarily over 90 days past due, subject to specific customer review. This formula-based approach applies a declining percentage of collectability to each bucket-aging category at least 90 days past due as the past due days increase.  For the current quarter, however, we placed greater reliance on individual customer assessment and then applied an overall factor of collection as we believe we are experiencing a new set of market dynamics exacerbated by the reorganization of our Animal feed nutrition segment, cash constraints of our long-standing customers related to increasing feed raw material costs and herd expansion initiatives.  The below table analyzes the change in our accounts receivable reserve from December 31, 2011 to March 31, 2011:

Balance, December 31, 2010	$707,968
Additions	1,221,952
Collections of reserve accounts	-
Write-offs of uncollectible accounts	-
Balance, March 31, 2011	$1,930,100

Our future liquidity requirements are for normal operating requirements such as purchases of raw materials, distribution of our products, and other general corporate expenses. We have commitments to expend approximately $5.0 million for construction in process and growing breeder hogs, which we expect to expend over the balance of 2011. We also plan to use cash to increase our capacity, consolidate our existing farm operations and make strategic acquisitions or investments in our industry as opportunities present themselves.  We may seek additional funds from the capital markets or renew our previous loan facility to further support our China-based operating segments.  We are also seeking funds from the capital markets in connection with our carve-out of our animal nutrition business.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by operations and funds raised through traditional financing and our Equity Purchase Agreement.

Approximately 39% our revenues for the three months ended March 31, 2011 were denominated in RMB. There is no assurance that exchange rates between the RMB and the USD will remain stable. The PRC has recently commenced a program of controlling appreciation of the RMB.

Inflation and Seasonality

Demand for our products remains fairly consistent throughout the year. However, pork demand leading up to the Chinese Spring Festival tends to increase China hog prices, and depending on consumption of pork during the Festival, may or may not have a counter and temporary effect on China hog prices after the Festival.

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

Item 4.         Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation our chief executive officer and chief financial officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective at March 31, 2011.

As described in Item 9A in our annual report on Form 10-K for the year-ended December 31, 2010, management had identified material weaknesses associated with internal controls related to (i) the review of US GAAP financial statements and (ii) the monitoring of the adequacy of accruals over certain payroll-related expenses at the hog companies.  To remediate these weaknesses, management has hired additional personnel skilled in consolidation of international and domestic subsidiaries, is currently implementing a consolidation software program at its U.S. headquarters to accept direct financial data from its subsidiary’s computer systems, and is planning additional training sessions covering PRC and US GAAP differences to be presented in the second/third quarter timeframe by a recognized accounting firm to financial and accounting personnel down to the regional finance manager level.  Management has also revised its internal procedures to ensure that it adequately accrues for payroll-related expenses for rural farmer employees going forward.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

There are inherent limitations to the effectiveness of any controls system.  A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model.  We intend to continue to improve and refine our internal control over financial reporting.

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

During the three months ended March 31, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgFeed Industries, Inc.

May 10, 2011	By:	/s/ John A. Stadler

John A. Stadler
Interim Chief Executive Officer and President (Principal Executive Officer)

May 10, 2011	By:	/s/ Edward Pazdro

Edward Pazdro
Chief Financial Officer
(Principal Financial and Accounting Officer)