Form 10-Q
period 2011-06-30
AgFeed Industries, Inc.
filed 2011-08-09
CIK 1331427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Yes           ☐      No           ☒

On August 9, 2011, 63,941,163 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,758,836	$12,399,916
Accounts receivable, net of allowance for doubtful accounts of $7,044,767 and $707,968	13,230,158	21,841,442
Advances to suppliers	37,969	1,676,593
Inventory	87,942,225	81,379,649
Prepaid expenses and other current assets	3,275,227	2,242,807
Deferred tax asset	83,685	83,685
Assets of discontinued operations	-	6,293,524

Total current assets	115,328,100	125,917,616

PROPERTY AND EQUIPMENT, net	76,748,174	63,631,224
INTANGIBLE ASSETS, net	5,439,708	5,783,102
GOODWILL	22,801,262	22,365,414
DEFERRED TAX ASSET	2,502,836	2,329,548
OTHER ASSETS	2,114,750	3,467,758

TOTAL ASSETS	$224,934,830	$223,494,662

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan	$-	$4,551,000
Line of credit	48,535,609	-
Accounts payable	7,429,565	8,783,569
Other payables	3,146,624	3,736,931
Unearned revenue	15,602	489,241
Accrued expenses	11,311,639	6,142,747
Accrued payroll	1,154,654	1,163,504
Tax and welfare payable	1,078,320	1,893,727
Interest payable	18,408	121,392
Current portion of long-term debt	1,718,108	1,703,658
Convertible notes, net of discount of $10,864	-	989,136
Liabilities of discontinued operations	97,446	1,595,805

Total current liabilities	74,505,975	31,170,710

ACQUISITION NOTE PAYABLE	9,621,434	9,621,434
LINE OF CREDIT	-	42,231,176
LONG-TERM DEBT	13,852,537	15,024,666

TOTAL LIABILITIES	97,979,946	98,047,986

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

EQUITY:
AgFeed stockholders' equity:
Common stock, $0.001 per share; 75,000,000 shares authorized; 63,818,757 issued and 63,432,062 outstanding at June 30, 2011 51,756,907 issued and 51,370,212 outstanding at December 31, 2010	63,819	51,758
Additional paid-in capital	142,581,263	125,788,151
Accumulated other comprehensive income	10,356,717	8,120,628
Statutory reserve	5,644,967	5,621,937
Treasury stock (386,695 shares)	(1,858,942)	(1,858,942)
Accumulated deficit	(29,879,113)	(12,430,229)
Total AgFeed stockholders' equity	126,908,711	125,293,303
Noncontrolling interest	46,173	153,373
Total equity	126,954,884	125,446,676

TOTAL LIABILITIES AND EQUITY	$224,934,830	$223,494,662

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$85,397,972	$33,760,376	$178,385,171	$80,250,232

Cost of goods sold	77,311,556	30,223,994	162,418,653	70,841,813

Gross profit	8,086,416	3,536,382	15,966,518	9,408,419

Operating expenses
Selling expenses	1,086,305	975,823	2,072,968	1,993,987
General and administrative expenses	6,187,232	3,642,078	11,343,437	7,085,249
Receivable credit and collection losses	14,265,222	-	15,484,448	-
Total operating expenses	21,538,759	4,617,901	28,900,853	9,079,236

Income (loss) from operations	(13,452,343)	(1,081,519)	(12,934,335)	329,183

Non-operating income (expense):
Other income (expense)	(38,522)	177,453	(41,238)	252,611
Interest income	7,671	36,951	22,393	84,284
Interest and financing costs	(995,837)	(139,930)	(1,910,796)	(264,841)
Foreign currency transaction loss	(4,467)	(34,364)	(14,595)	(20,561)

Total non-operating income (expense)	(1,031,155)	40,110	(1,944,236)	51,493

Loss from operations before income taxes	(14,483,498)	(1,041,409)	(14,878,571)	380,676

Income tax expense (benefit)	(304,244)	641,139	234,495	1,094,719

Loss from continuing operations	(14,179,254)	(1,682,548)	(15,113,066)	(714,043)

Discontinued operations:
Income (loss) from discontinued operations (including loss
on disposal of $830,200 in 2011)	(1,744,242)	(1,382,165)	(2,425,287)	(1,339,446)

Net loss	(15,923,496)	(3,064,713)	(17,538,353)	(2,053,489)

Less: Net loss attributed to noncontrolling interest	(48,466)	(109,961)	(112,499)	(166,155)

Net loss attributed to AgFeed	$(15,875,030)	$(2,954,752)	$(17,425,854)	$(1,887,334)

Comprehensive loss
Net loss	$(15,923,496)	$(3,064,713)	$(17,538,353)	$(2,053,489)
Foreign currency translation gain	1,462,945	298,682	2,241,388	299,446

Comprehensive loss	$(14,460,551)	$(2,766,031)	$(15,296,965)	$(1,754,043)

Weighted average shares outstanding :
Basic	60,500,355	45,015,351	56,964,030	44,942,821
Diluted	60,500,355	45,015,351	56,964,030	44,942,821

Basic loss per share attributed to AgFeed common stockholders:
Continuing operations	$(0.23)	$(0.03)	$(0.27)	$(0.01)
Discontinued operations	(0.03)	$(0.03)	(0.04)	$(0.03)
	$(0.26)	$(0.07)	$(0.31)	$(0.04)

Diluted loss per share attributed to AgFeed common stockholders:
Continuing operations	$(0.23)	$(0.03)	$(0.27)	$(0.01)
Discontinued operations	(0.03)	$(0.03)	(0.04)	$(0.03)
	$(0.26)	$(0.07)	$(0.31)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,538,353)	$(2,053,489)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	2,743,997	1,575,933
Amortization of intangible assets	365,906	43,410
Loss on sale/disposal of assets	1,460,937	1,321,838
Receivable credit and collection losses	15,484,448	-
Stock based compensation	14,470	150,562
Issuance of common stock for services	770,986	751,440
Amortization of debt issuance costs	4,617	14,921
Amortization of discount on convertible debt	10,864	35,114
Change in working capital components
Accounts receivable	(5,849,266)	(2,945,382)
Other receivables	-	618,255
Inventory	(2,972,764)	(3,340,955)
Advances to suppliers	1,713,581	885,238
Prepaid expenses	(246,045)	(59,691)
Deferred taxes	(173,288)	-
Other assets	1,821,147	-
Accounts payable	(2,281,079)	610,581
Other payables	(1,318,111)	(137,439)
Unearned revenue	(560,326)	(254,731)
Accrued expenses	3,997,211	58,106
Accrued payroll	(77,073)	(243,862)
Tax and welfare payable	(841,248)	74,277
Interest payable	(103,198)	35,195

Net cash used in operating activities	(3,572,587)	(2,860,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,729,771)	(10,759,297)
Proceeds from the sale of assets	315,114	-

Net cash used in investing activities	(14,414,657)	(10,759,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	16,592,625	-
Borrowings under line of credit facility, net	6,304,433	-
Payment on convertible notes	(1,000,000)	-
Payment on note payable	(1,157,679)	-
Payment on short-term loan	(4,587,000)	-
Capital contributed by noncontrolling interest	-	401,282
Purchase of noncontrolling interest in majority owed hog farms	-	(406,103)

Net cash provided by (used in) financing activities	16,152,379	(4,821)

Effect of exchange rate changes on cash and cash equivalents	193,785	72,133

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,641,080)	(13,552,664)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	12,399,916	37,580,154

CASH & CASH EQUIVALENTS, ENDING BALANCE	$10,758,836	$24,027,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$1,998,299	$204,969
Income taxes paid	$1,136,283	$492,843

The accompanying notes are an integral part of these consolidated financial statements.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by AgFeed Industries, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The Company’s accounts receivable and reserves for doubtful accounts are substantially representative of its credit dealings with animal nutrition customers. The Company ages its receivables into traditional 30-day buckets and monitors the customers and balances on a regular basis. Generally the Company  uses a formula-based analysis to more broadly assign collection risk to its aging groups primarily over 90 days past due, subject to specific customer review. This formula-based approach applies a declining percentage of collectability to each bucket-aging category at least 90 days past due as the past due days increase.  For the current quarter, however, the Company placed greater reliance on individual customer assessment and then applied an overall factor of collection as its believes the Company is experiencing a new set of market dynamics exacerbated by the reorganization of its animal feed nutrition segment, cash constraints of its long-standing customers related to increasing feed raw material costs and herd expansion initiatives.  The below table analyzes the change in the Company’s accounts receivable reserve from December 31, 2011 to June 30, 2011:

Balance, December 31, 2010	$707,968

Additions	15,484,448

Write-offs of uncollectible accounts	(9,147,649)
Balance, June 30, 2011	$7,044,767

The increase in the accounts receivable reserve includes approximately of $9.2 million related to the collection of outstanding accounts receivable in the Company's Chinese animal nutrition business and an additional $6.3 million of bad debt allowance.   The operating pressures facing the Company's customers has led management increase accounts receivable  reserves due to concerns regarding credit quality.

Advances to Suppliers

The Company makes advances to certain vendors for purchases of material. The advances are interest free and unsecured.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

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

Inventory consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Raw material	$11,125,948	$11,691,635
Work in process	149,341	160,007
Finished goods – feed	53,048	810,786
Hogs	76,613,888	68,717,221
Total	$87,942,225	$81,379,649

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

Office equipment	1 to 5 years
Operating equipment	1 to10 years
Vehicles	5 years
Swine for reproduction	2 to 3.5 years
Buildings	20 to 40 years

The following are the details of property and equipment at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Office equipment	$1,020,845	$983,992
Operating equipment	17,300,906	13,945,244
Vehicles	1,279,784	994,686
Swine for reproduction	19,857,311	10,830,812
Land	915,956	752,500
Buildings	40,497,522	29,165,246
Construction-in-process	4,373,390	11,888,319
Total	85,245,714	68,560,799

Less accumulated depreciation	(8,497,540)	(4,929,575)

	$76,748,174	$63,631,224

Construction-in-process consists of amounts expended for construction. Once construction is completed, the cost accumulated in construction-in-process is transferred to property and equipment.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including intangible assets. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.  The Company determined that based on the criteria above, an impairment of certain assets was necessary and accordingly recorded an impairment of approximately $9.0 million for the year ended December 31, 2010 and approximately $0.9 million for the six months ended June 30, 2011.

Intangible Assets

The following are the details of intangible assets at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Right to use land	$796,729	$781,278
Customer relationships	4,679,158	4,835,195
Computer software	509,772	478,988
Total	5,985,659	6,095,461

Less Accumulated amortization	(545,951)	(312,359)

Intangibles, net	$5,439,708	$5,783,102

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the six months ended June 30, 2011 and 2010.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests.

The extreme operating conditions that the Company experienced during 2010 lead to a full review of its established Chinese production system (the farms acquired during 2007 and 2008).  This review has resulted in a change in the management of this farm system and an assessment that while the system can be operated profitably it cannot sustain a high enough level of profitability to support the original acquisition values and resulting goodwill.  In connection with the Company’s annual review for the year ended December 31, 2010, management determined that a write down of goodwill of $21,612,398 was necessary. The impairment was determined based on the fair value of the reporting units, which was estimated based on a discounted cash flow valuation model and the projected future cash flows of the underlying businesses.  Management determined that there were no triggering events at June 30, 2011 and deemed no additional impairment was necessary.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Summary of changes in goodwill by reporting segments is as follows:

	Animal	Hog Production
	Nutrition	China	U.S. (M2P2)	Total

Balance, December 31, 2010	$2,437,135	$19,602,279	$326,000	$22,365,414
Foreign currency adjustment	48,197	387,651	-	435,848
Balance, June 30, 2011	$2,485,332	$19,989,930	$326,000	$22,801,262

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

Major Customer

The Company has one major customer that during the six months ended June 30, 2011 accounted for approximately $104.7 million in revenues or 57.8% of total Company revenues.  This customer also accounted for approximately 32% of the Company’s accounts receivable at June 30, 2011.  No one customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2010.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the six months ended June 30, 2011 and 2010 were not significant.

Research and Development

The Company expenses its research and development costs as incurred.  Research and development costs for the three and six months ended June 30, 2011 and 2010 were not significant.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

The Company’s open derivative positions have been recorded at fair value (marked to market), resulting in a derivative asset and liability of approximately $896,000 and $0, and $1,094,000 and $980,000 at June 30, 2011 and December 31, 2010, respectively. Derivative assets are included in other current assets and derivative liabilities are included in accrued expenses on the consolidated balance sheet. Realized and unrealized derivative losses included in net loss during the six months ended June 30, 2011 totaled approximately $1,467,000 and $(195,000), respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2011 the Company had China deferred tax assets of approximately $2.7 million which were fully offset by a related valuation allowance.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At June 30, 2011, the Company had a total of 2,169,435 common stock equivalents outstanding, including options and warrants. All common stock equivalents for the six months ended June 30, 2011 are anti-dilutive due to the net loss incurred.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010:

Three months ended June 30:
	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	60,500,355	$(0.26)	45,015,351	$(0.07)
Effect of dilutive stock options and warrants	-	-	-	-

Diluted earnings per share	60,500,355	$(0.26)	45,015,351	$(0.07)

Six months ended June 30:

	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	56,964,030	$(0.31)	44,942,821	$(0.04)
Effect of dilutive stock options and warrants	-	-	-	-

Diluted earnings per share	56,964,030	$(0.31)	44,942,821	$(0.04)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

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

At June 30, 2011 and December 31, 2010, the Company’s derivative instruments were reported at fair value using Level 1 and Level 2 inputs, as follows:

•
derivative liability of $896,000 and $980,000 at June 30, 2011 and December 31, 2010, respectively, consisting of exchange traded commodity futures contracts valued using Level 1 inputs. The fair value measurements are determined by quoted market prices from the Chicago Board of Trade (CBOT).

•
derivative asset of $0 and $1,094,000 at June 30, 2011 and December 31, 2010, respectively, consisting of fixed price forward purchase contracts valued using Level 2 inputs. The fair value measurements are based on observable data for similar assets as well as quoted market prices from the CBOT.

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

Note 3 – Short-Term Loan

Short term loan at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010

Short-term bank loan payable to Shanghai Pudong Development Bank. The loan accrues interest at 5.84%. The note was renewed in May 2010 and is due May 4, 2011 (The loan was paid off in full in May 2011). The loan is collateralized by buildings and land use rights.	$-	$4,551,000

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

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

Note 5 – Line of Credit

The Company’s wholly-owned subsidiary, M2P2 has a $65 million senior revolving loan facility that expires on June 1, 2012. The first $25 million borrowed under the facility bears interest at 3.95%; and the remaining amount borrowed under the facility bears interest at the 1-month LIBOR plus 3.00% (3.25% at June 30, 2011).  This facility is collateralized by substantially all of the assets of M2P2 and has various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

Note 6 – Long-Term Debt

Long- term loans at June 30, 2011 and December 31, 2010 are as follows:

	2011	2010

Note payable, bearing interest at the prime rate plus 2% (5.25% at June 30, 2011) and payable on November 25, 2018. The note is secured by the M2P2’s 100% interest in Heritage Farms LLC and is subordinated to certain senior debt.	$3,500,000	$3,500,000

Senior term loan - $6 million; bears interest at 5.0%; quarterly installments of $250,000 plus interest with remaining balance is due April 1, 2013. (A)	5,000,000	5,750,000

Senior term loan - $7.6 million; $5.8 million of the loan bears interest at 5.0% and the $1.4 million remaining balance bears interest at the 3-month LIBOR plus 1.75% (2.05% at June 30, 2011); payments are due in monthly installments of approximately $85,000. The remaining balance is due March 1, 2020. (A)	7,070,645	7,478,324
	15,570,645	16,728,324

Less current portion	(1,718,108)	(1,703,658)

	$13,852,537	$15,024,666

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

(A)
These borrowings are collateralized by substantially all of the assets of M2P2 and have various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements.

Note 7 – Stockholders’ Equity

Common Stock

The Company has granted a total of 2,025,000 shares of restricted stock to certain officers, directors and key employees.  The restricted stock awards have vesting schedules ranging from 1 to 3 years.  The value of the awards granted was calculated using the fair market value of the Company’s stock price at the date of grant.  This amount is being expensed over the vesting period as the restrictions lapse.  The expense recognized during the three and six months ended June 30, 2011 and 2010 was $433,795 and $770,986, and $375,720 and $751,440, respectively.  At June 30, 2011 there is $3,575,745 of compensation expense that will be amortized over the remaining vesting periods.

Equity Credit Agreement

On September 9, 2009, the Company entered into an Equity Credit Agreement with Southridge Partners II, LP (“Southridge”), amended and restated as of November 9, 2009, providing for, among other things, the issuance of shares of its common stock at any time and from time to time during the next two years for gross proceeds of up to $50,000,000. In connection with the closing of the transaction, the Company also issued Southridge a warrant to purchase an additional 400,000 shares of its common stock during a five-year period at an exercise price of $5.75 per share.  The fair value of the warrant was charged to additional paid in capital as it was issued in connection with an equity instrument.  During the year ended December 31, 2010, the Company issued 150,000 shares of its common stock to Southridge for the surrender of the existing warrant to purchase 400,000 shares of the Company’s common stock.  The warrant was subsequently canceled by the Company.  During the six months ended June 30, 2011, the Company issued 10,846,850 shares of its common stock for $16,592,625 in connection with this Equity Credit Agreement.

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

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Note 9 – Stock Options and Warrants

Stock Options

Following is a summary of stock option activity:

	Options outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2010	185,000	$8.96	2.71	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2011	185,000	$8.96	2.20	$-

Exercisable, June 30, 2011	175,000	$8.94	2.20	$-

The exercise price for options outstanding at June 30, 2011 is as follows:

Number of Options	Exercise Price
10,000	$3.30
15,000	$8.85
160,000	$9.32
185,000
Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Weighted average remaining contractual life	Aggregate Intrinsic Value

Outstanding, December 31, 2010	2,204,435	$4.03	2.42	$253,000
Granted	-	-
Forfeited/canceled	(220,000)	$5.00
Exercised	-	-
Outstanding, June 30, 2011	1,984,435	$3.92	2.18	$-

Exercisable, June 30, 2011	1,984,435	$3.92	2.18	$-

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

The exercise price for warrants outstanding at June 30, 2011 is as follows:

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

The following tables summarize segment information (continuing operations) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues from unrelated entities
Animal feed nutrition	$16,741,242	$26,369,201	$40,949,913	$50,658,950
Hog production - United States	54,842,557	-	112,726,981	-
Hog production - China	13,814,173	7,391,175	24,708,277	29,591,282
Western style hog farms	-	-	-	-
Holding Company	-	-	-	-
	$85,397,972	$33,760,376	$178,385,171	$80,250,232

Intersegment revenues
Animal feed nutrition	$3,527,492	$1,721,014	$7,550,791	$5,490,936
Hog production - United States	-	-	-	-
Hog production - China	665,116	1,267,008	1,222,267	1,784,139
Western style hog farms	-	-	-	-
Holding Company	-	-	-	-
	$4,192,608	$2,988,022	$8,773,058	$7,275,075

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Total revenues
Animal feed nutrition	$20,268,734	$28,090,215	$48,500,704	$56,149,886
Hog production - United States	54,842,557	-	112,726,981	-
Hog production - China	14,479,289	8,658,183	25,930,544	31,375,421
Western style hog farms	-	-	-	-
Holding Company	-	-	-	-
Less Intersegment revenues	(4,192,608)	(2,988,022)	(8,773,058)	(7,275,075)
	$85,397,972	$33,760,376	$178,385,171	$80,250,232

Gross profit
Animal feed nutrition	$2,126,593	$4,768,663	$4,552,636	$9,232,737
Hog production - United States	3,417,038	-	7,801,606	-
Hog production - China	2,542,785	(1,232,281)	3,612,276	175,682
Western style hog farms	-	-	-	-
Holding Company	-	-	-	-
	$8,086,416	$3,536,382	$15,966,518	$9,408,419

Income (loss) from operations
Animal feed nutrition	$(14,227,226)	$2,962,810	$(15,062,722)	$5,630,163
Hog production - United States	2,530,419	-	6,175,862	-
Hog production - China	1,309,764	(2,755,218)	1,170,518	(2,525,857)
Western style hog farms	(770,045)	(314,699)	(1,068,439)	(531,822)
Holding Company	(2,295,255)	(974,412)	(4,149,554)	(2,243,301)
	$(13,452,343)	$(1,081,519)	$(12,934,335)	$329,183

Interest income
Animal feed nutrition	$1,602	$22,738	$4,601	$56,181
Hog production - United States	-	-	-	-
Hog production - China	5,439	8,187	16,442	14,099
Western style hog farms	-	1,382	-	1,382
Holding Company	630	4,644	1,350	12,622
	$7,671	$36,951	$22,393	$84,284

Interest and financing costs
Animal feed nutrition	$25,536	$97,079	$96,240	$179,611
Hog production - United States	760,292	-	1,384,970	-
Hog production - China	17,580	-	17,580	-
Western style hog farms	-	-	-	-
Holding Company	192,429	42,851	412,006	85,230
	$995,837	$139,930	$1,910,796	$264,841

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Income tax expense (benefit)
Animal feed nutrition	$82,523	$641,139	$217,377	$1,094,719
Hog production - United States	-	-	-	-
Hog production - China	-	-	-	-
Western style hog farms	-	-	-	-
Holding Company	(386,767)	-	17,118	-
	$(304,244)	$641,139	$234,495	$1,094,719

Net income (loss)
Animal feed nutrition	$(14,375,746)	$2,264,097	$(15,404,509)	$4,437,740
Hog production - United States	1,770,127	-	4,790,892	-
Hog production - China	1,350,080	(2,592,928)	1,261,605	(2,275,618)
Western style hog farms	(770,045)	(231,137)	(1,061,239)	(394,101)
Holding Company	(2,105,204)	(1,012,619)	(4,587,316)	(2,315,909)
Discontinued operations	(1,744,242)	(1,382,165)	(2,425,287)	(1,339,446)
	$(15,875,030)	$(2,954,752)	$(17,425,854)	$(1,887,334)

Provision for depreciation
Animal feed nutrition	$215,394	$112,394	$457,125	$219,436
Hog production - United States	435,968	-	927,317	-
Hog production - China	594,073	651,640	1,359,555	1,356,497
	$1,245,435	$764,034	$2,743,997	$1,575,933

	As of	As of
	June 30,	December 31,
	2011	2010
Total assets
Animal feed nutrition	$26,315,368	$42,783,939
Hog production - United States	108,565,414	94,369,142
Hog production - China	63,295,409	58,918,591
Western style hog farms	22,676,520	15,162,473
Holding Company	4,082,119	5,966,993
Discontinued operations	-	6,293,524
	$224,934,830	$223,494,662

Goodwill
Animal feed nutrition	$2,485,332	$2,437,135
Hog production - United States	326,000	326,000
Hog production - China	19,989,930	19,602,279
Western style hog farms	-	-
Holding Company	-	-
	$22,801,262	$22,365,414

Long-term asset by geographic region
United States	$33,163,638	$29,581,577
China	76,443,092	67,995,469
	$109,606,730	$97,577,046

Note 11 – Commitments

At June 30, 2011, the Company had commitments to expend approximately $2,129,000 for construction in process and growing breeder hogs.

AGFEED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Note 12 – Discontinued Operations

During the six months ended June 30, 2011, the Company made the decision to dispose of all eight of our commercial hog farms in Jiangxi Province. All eight farms were included in our hog production – China segment.  The closure of these farms is being accounted for as a discontinued operation.  Operating results for hog farms in the Jiangxi Province have been presented in the accompanying consolidated statements of operations as discontinued operations for the six months ended June 30, 2011 and 2010.  In addition, the assets and liabilities related to hog farms have been presented in the accompanying consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations” at June 30, 2011 and December 31, 2010.  Currently, the Company has executed settlement agreements for seven of the eight hog farms.

The operating results for the eight hog farms have been presented in the accompanying consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 as discontinued operations and are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$660,619	$3,901,579	$2,791,028	$10,270,790
Cost of goods sold	2,621,784	4,878,683	4,576,498	10,800,649
Gross profit	(1,961,165)	(977,104)	(1,785,470)	(529,859)
Operating expenses	257,884	307,966	887,003	640,756
Loss from operations	(2,219,049)	(1,285,070)	(2,672,473)	(1,170,615)
Non-operating income (expense)	474,807	(97,095)	247,186	(168,831)
Loss before taxes	(1,744,242)	(1,382,165)	(2,425,287)	(1,339,446)
Income tax expense	-	-	-	-
Net loss	$(1,744,242)	$(1,382,165)	$(2,425,287)	$(1,339,446)

The assets and liabilities of the discontinued operations at June 30, 2011 and December 31, 2010 are summarized below:

	June 30,	December 31,
	2011	2010

Current assets	$-	$3,271,226
Long-term assets	-	3,022,298
	$-	$6,293,524

Current liabilities	$97,446	$1,595,805

Note 12 – Subsequent Event

In July 2011, the Company entered into separate non-binding letters of intent to acquire Pine Ridge Farms, LLC and Kansas City Sausage Company, LLC.

On July 29, 2011, the Company entered into an Exchange Agreement with certain warrants holders whereby the Company issued an aggregate of 429,101 shares of its common stock in exchange for the warrant holders surrendering an aggregate of 776,548 warrant that were currently outstanding.

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

Overview:

Please note we have included our discussion of Critical Accounting Policies at the end of this Item 2 section.

We are engaged in the animal nutrition premix, concentrate and complete feeds business and commercial hog production business in the United States and China through our operating subsidiaries. You should read the below information in conjunction with the consolidated financial statements and related notes contained elsewhere in this filing.

Executive Overview of our Current and Discontinued Operations

Animal Feed Nutrition:

Our animal nutrition business (animal feed nutrition operating segment) consists of the manufacture, marketing and sale of premix, concentrate and complete feed for use in the Chinese animal husbandry markets, almost exclusively for hog production. Premix is an animal feed additive that is used in commercial animal production worldwide. We have been in the premix feed business since 1995 and now operate five premix, concentrate and complete feed manufacturing facilities located in the provinces of Jiangxi, Shandong, Guangxi, and Hainan and the municipality of Shanghai.  Additionally, we have a network of exclusive and non-exclusive distributors of our animal nutrition products throughout the regions that we serve.

•
We believe there is a growing demand by commercial hog producers for concentrates and complete feeds as they modernize their production technology, react to increasing commodity cost and focus on the requirements of the food safety laws.

•
The primary ingredient in concentrates is soybean meal.  By adding corn to a concentrate mix, we produce complete feeds.  For the most part, soybean meal is an imported product in China, while corn is primarily domestically produced in China but with increasing reliance on external sources to meet increasing demands.  Accordingly, our operations are impacted by market-driven events such as costs for soybean meal and corn as well as our ability to pass along increased costs to our customers.

•	The feed market in China is competitive, and product pricing is a principal determining factor in the purchase of feed by hog producers.
•
Continued operating pressures, such as contending with high ingredient and increasing labor costs, has placed significant financial pressure on hog producers leading to deteriorating credit quality.  As a result, we incurred a non-cash charge of $14.3 million to our earnings in the quarter ended June 30, 2011.  This non-cash charge equates to a $9.2 million expense related to the collection of outstanding accounts receivable and an increase of $5.1 million to our bad debt provision. These charges correspondingly reduced our accounts receivable balance $14.3 million. Our accounts receivable is $13.2 million at June 30, 2011. This balance is $15.4 million less than the balance at March 31, 2011 and $8.6 million less than the balance at December 31, 2010.

•
Further, with these actions and the general market conditions, our customer base has declined 12% in 2011 in response to our collection actions, exited hog production operations or sought out lower priced feed from other sources.  In response:

o
In July 2011, management approved the creation of a feed ingredient-trading department in Nanning, Guangxi Province within the China-Asian Trade Area offering us tariff exemption.  The initial investment will be approximately $300,000, and allow this new department to secure an initial line of credit of $150,000 to purchase feed ingredients, expand AgFeed’s purchasing channels and purchase volume to lower raw material costs for our manufacturing operations in Guangxi and Hainan provinces.

o	Develop and introduce formulations using alternative ingredients such as dried distillers grains.
o	Enhance technical service support to our customers.
•
Presently, approximately 15% - 20% of our feed production is dedicated to our affiliated hog production-operating segment and the Western style farms, designed to support our Western style farms. we are operating and constructing in China.  We believe that we can more efficiently serve these facilities through a dedicated operation.  As a result, and in conjunction with present market conditions, we have withdrawn our Registration Statement on Form F-1 filed with the SEC related to the carve-out of this business unit as a separate public entity.  Finally, we no longer consider our animal feed nutrition operating segment a core asset: and we will consider a range of strategic alternatives.

Hog Production—China:

We entered the hog breeding and production business in China (Hog production—China operating segment, which we refer to as our Legacy farms) in November 2007. In this business, we mainly produce hogs for processing and sale as breeding stock to third parties.  With the closure of our commercial hog producing operations in Jiangxi Province (discontinued operations discussed separately), we now only have a multiplier farm in Jiangxi.  We continue to operate the farms in the provinces of Hainan, Guangxi and Fujian and the municipality of Shanghai.

•
We are subject to market related risks of supply and demand events that impact both our revenues and our costs of production.  Presently, market prices for hogs are at historical highs, while the cost of feed is similarly at historically high levels.  Given each are generally moving in concert, we focus on our margins from period to period as compared to focusing on either revenues or costs.

•
With closure of the poorest performing farms and our focus on the remaining farms, we are progressing in our efforts to transition our operations to becoming a low-cost producer with consistent production flows of market hogs.  Our operations are now receiving direct benefit from U.S. management oversight and implementation of processes and metrics under which our US hog production has operated.

•
Primarily benefitting from strong hog prices, which have expanded our gross margin, our current quarter operating income exceeded $1.3 million compared to an operating loss of $139,000 in the quarter ended March 31, 2011.

•
With respect to the farms designated for closure within our remaining operating segments, reaching settlements regarding our remaining lease obligations have concluded, except for one farm, which is at a point of impasse as both parties review their respective position with respect to the outstanding lease obligations.

•
Due to unsuccessful lease renewal negotiations at a farm in Guangxi Province, we took a charge to earnings of $793,000 during the quarter to write-off long-term assets at that facility.  We moved our breeding herd to one of the Guangxi farms we previously impaired and designated for closure, which resulted in a charge to earnings of $757,000 in 2010.  In making this "swap," we re-established use of comparable assets previously written off and secured more favorable lease terms.  However, since U.S. GAAP does not allow reinstatement of previously impaired assets, we are not able to offset the current charge to earnings by reversing the prior charge.

•
Longer-term, our focus on production costs will not eliminate fluctuations in operating income or loss from quarter to quarter but are intended to reduce some of the risks and volatility associated with commodity-based inputs and outputs.

•
Pork is a key component of China’s Consumer Price Index (“CPI”) causing the Central Government to focus directly on pork prices.  To this end, certain actions are taken periodically including the release of frozen pork from their reserves (though immaterial from a consumption point of view) and various incentives and programs from time-to-time to influence the size of the sow-breeding base in China.

Discontinued Operations—Hog Production—China:

Our discontinued operations reflect the results related to the closure process being undertaken at our commercial hog farms operating in Jiangxi Province.  This process includes the depopulation of our breeding herds and negotiating settlements with our lessors for orderly departure and conclusion of any obligations.  Accordingly,

•	The results of operations reflect costs of closing down these operations.
•
To date, for the farms identified for closure, we have either depopulated the farms or transferred operations through negotiated settlements.  Of the depopulated farms, we have one remaining where final closure negotiations have reached an impasse.  At this time, we are assessing the merits of claims and counterclaims that have been asserted in the course of our negotiations.

Western Style Hog Farms:

We entered into agreements for the construction of Western style hog farms in Dahua, Guangxi Province in China in the fall of 2009.  We are now completing the construction and stocking of this farm with 5,000 female hogs (gilts) that will become our breeding herd and begin producing offspring in the third quarter.  We expect the offspring to reach market weights in the first quarter of 2012.  Until the market hogs are brought to market, we do not anticipate that this operating segment have any revenues, only operating expenses.  We will continue to capitalize costs related to the remaining construction as well as establishing our gilts as breeding sows.  Along with construction of the sow farm, we have also constructed separate-site and internally dedicated housing for our breeding boars, which is also stocked with boars and operating, and nursery/finisher barns to receive the transfer of animals from our sow farm for further growth.

The flow of market hogs are initially anticipated to be sold into the open market until such time that we achieve production scale to direct this flow into an owned harvest/processing facility.

Our expansion and growth plans include developing a multi-site property in Xinyu, Jiangxi Province in China where construction has begun on a sow farm, boar housing and multiplier farm.  Completion of the first site is anticipated in the spring of 2012, with market hog production coming online approximately one year later.

With the acquisition of M2P2 LLC (“M2P2”), the original joint venture company, Agfeed International Protein Technology Corp., is now slated for dissolution.

Hog Production—United States:

We entered the hog breeding and production business in the United States (Hog production—United States operating segment) in September 2010 with the acquisition of M2P2. The purchase of M2P2 allowed the Company to establish hog farm operations in the United States and obtain a breadth and depth of human capital that we expect to be instrumental in the development of our Western style hog farms in China as well as our future harvest strategy.  Furthermore, we believe that M2P2 provides the Company with a platform from which growth opportunities in the U.S. can be pursued.  M2P2 operates hog farms and facilities in Colorado, Oklahoma, North Carolina and Iowa.  Given the acquisition date, we do not have quarterly comparative information reflected in our results.  As you review results of this segment, please consider:

•	One major customer accounts for substantially all of the revenues.
•
Our operations are conducted under what can be generally characterized as a cost plus agreement, which allows us to focus on what we do best—manage production risk with the customer assuming what we term market risk (fluctuations in the price for a market hog).  By removing the market risk, this agreement substantially removes the market-price risks and rewards from our earnings.  For us, this means maximizing production output and managing costs are the primary drivers of our profitability, which additionally has a leveling effect during the course of a calendar year causing us generally to experience higher earnings in the first half of a calendar period than the latter.

•
M2P2 is a recognized U.S. leader in hog production metrics.  Not only do we benefit from these disciplines in our U.S. production, but also their personnel have managed and overseen the development of our Western style farms in China.  Additionally, from the first quarter of 2011, we have initiated a process to leverage their management and production skills in our Hog Production—China operations.

•
Debt financing is a key component in conducting operations.  Working capital is funded by a line of credit, which fluctuates based on operational needs and is subject to loan covenants.  As a result, interest expense from period-to-period will also fluctuate.

As previously stated and as we discuss our strategic direction in the next section, our acquisition of M2P2 provides us the platform from which to execute this strategy.

Strategic Direction:

Initially established as a Chinese operating company in the mid-1990s, today AgFeed is at the point of completing its transition from a company whose sole focus was China to one which has the majority of its operations in the United States and views its business operations and opportunities on a global basis.

Our strategic direction reflects the vision that we began to pursue during the spring of 2010 and was signaled by our announcing the intent to establish a harvest strategy in April 2010 and by our acquisition of M2P2 in September of 2010.  That vision is to align global production resources to provide a reliable supply of safe pork and pork products.  In July 2011 we entered into separate non-binding letters of intent to acquire two U.S.-based slaughter and processing facilities, Pine Ridge Farms, LLC (“PRF”) and Kansas City Sausage Company, LLC (“KCS”), representing a significant step to anchoring our harvest strategy and becoming the precursor to executing a global markets initiative.

Our Western style hog farms will produce domestically available live hogs for the China market.  As production flows of these live hogs builds to necessary scale to support an owned harvest/processing facility in China, we may consider a decision on at that time.  Until such time, it is anticipated that our animal production flows will continue to be sold to third-party processors or into the open market.

As we execute on our vision, we will seek to maximize profitability and cash flow through operating excellence and maximizing efficiencies by applying our proven skills throughout the pork supply/value chain.  We define this chain as commencing with the breeding and growing of animals (Hog Production link) leading to their slaughter and processing (Harvest/Processing link) culminating in the distribution and marketing (Distribution/Marketing link) to our customers (End User link). Should we be successful in the acquisition of PRF and KCS, we will add Harvest/Processing to our existing Hog Production operations and pursue establishing a Distribution/Marketing link to the chain, while simultaneously seeking to expand our domestic customer base and establish export customers for our reliable supply of processed safe pork and pork products.

Our success in achieving our vision will be dependent on our ability to:

•	Secure financing necessary to complete the acquisitions of PRF and KCS and to continue to fund the construction and working capital needs of our Western style hog farms in China.
•	Attract, develop and maintain customers seeking comparatively large and steady flows of processed pork and pork products for export or sale into the China and Southeast Asian markets.
•	Transfer our proven operating skills as a U.S.-based low cost hog producer to our Western style hog production operations in China with responsible environmental sensitivities.
•	The acquisition and retention of talented management teams to integrate processes, procedures and systems as we acquire or establish new operations.

Proposed GIPSA Rule:

In June 2010, the United States Department of Agriculture, Grain Inspection, Packers and Stockyards Administration (GIPSA) published a proposed rule adding new regulations under the Packers and Stockyards Act regarding livestock purchasing practices, unfair, deceptive, unjustly discriminatory and deceptive practices or device, undue or unreasonable preferences or advantages; undue or unreasonable prejudice or disadvantages, among other changes and requested comments.  The public comment period has closed and GIPSA is considering changes to the proposed rule, if any, based on the comments received.  With our non-binding letter of intent to acquire PRF, the rules changes could materially impact our existing relationships with other packers and our related marketing agreements.  With the uncertainty regarding changes that may be adopted based on the comments, we cannot presently assess the full economic impact of the proposed regulations on the meat processing industry or on our current operations or strategic direction.

Quarter ended June 30, 2011 Summary:

We incurred a net loss of $15.9 million, or negative $0.26 per diluted share, during the quarter ended June 30, 2011 compared to a loss of $3.1 million, or negative $0.07 per diluted share, for the quarter ended June 30, 2010.  The results for each of our reportable segments

•
Animal feed nutrition segment experienced an operating loss of $14.2 million versus a profit of $3.0 million in the comparative period of 2010.  The primary drivers were credit and collection losses, reduced sales due to lower sow and hog inventories held by our customers and higher costs of raw materials.

•
Hog Production—China segment showed an operating profit of $1.3 million versus a loss of $2.8 million in the quarter ended June 30, 2010 due to substantially higher live hog prices, which offset higher raw material costs and the write-off of the long-term assets at an abandoned farm.  The 2010 results also reflected unusual costs due to severe flooding.

•
Hog Production—United States segment showed an operating profit of $2.5 million.  These results are $1.1 million lower than the first quarter of 2011 due to slower growth rates, as a result of warm weather, reducing the number of our marketed hogs as well as leveling measures in our marketing agreement, which favored our first quarter of the calendar year.

•
Western style hog farms (China) segment incurred an operating loss of $770,000 primarily reflecting administrative costs associated with our Nanning office and non-capitalizable costs of bringing our Dahua farm online and overseeing construction activities at Xinyu.

Outlook:

The commodity markets affecting our business are sometimes volatile and fluctuate on a daily basis. Moreover, our businesses in the U.S. and China compete within an evolving operating environment with regard to regulatory mandates and economic conditions.  Considering this environment, it is difficult to make meaningful long-term forecasts of industry trends and conditions. The outlook statements that follow must be viewed in this context.

•
Animal Feed Nutrition—We anticipate rising feed prices going forward primarily in light of China’s ongoing challenges in grain production.  Limited arable land, antiquated agricultural infrastructure and recent drought all place significant upward pressure on the price of corn.  As a result, corn imports will likely increase significantly over 2010 volume in light of the steady growth of pork consumption by Chinese rural consumers as a result of rising incomes.  Due to pork’s status as a staple protein source in urban areas, the urban demand for pork is relatively inelastic.  Corn will likely become more important to animal feed as more large hog farms enter the industry.  We expect that these farms will be less likely to rely upon non-conventional rice and wheat byproducts as carbohydrate substitutes when compared to smaller farmers.

Similarly, the consumption of soy—the protein component of the animal feed ration—will likely rise along with the demand of corn.  Currently, China’s consumption of soy, which mostly is utilized for feed meal, is satisfied by imports.  We anticipate that future increases will be modest and will continue to be satisfied by imports. The following are trending charts of corn and soybean meal prices internally compiled from the local markets in which we operate.

Corn has been steadily rising over the last 18 months increasing approximately 22% over that timeframe.

Soybean meal prices are more volatile in relation to corn and influenced more directly by global supply and demand, given China is an importer of this feedstock.

•
Hog Production—China—Despite a record high in pork prices represented by a 57% year-on-year increase in June 2011, we anticipate a market correction following these rising prices.  Recent increases in pork prices are primarily attributable to a domestic shortage of hogs and rising feed costs.  Price declines will likely be driven by overproduction to service the current strong demand for pork, primarily from small Chinese hog farms (50 hogs or less)—which comprise approximately 60% of Chinese pork production.  With pork prices exceeding the prior record set in 2008, rising profits will likely attract additional supply, curbing prices.

With regard to the cost of production, feed costs—the single largest cost of hog production—are currently rising.  While the price of corn (see chart above), which represents approximately 60% of the animal ration, showed short-term weakness during the second quarter, corn prices have increased approximately 15% since the beginning of the year.  This temporary leveling in price is likely attributable to the increasing use of wheat in feed formulation as well as rising U.S. corn shipments.  A similar rise and leveling is also being witnessed in the price of soybean meal.  Government sales of soy at below-market prices, in order to quell rising food costs, are likely to introduce additional stability in the soy market.

Given the longer-term trends, the Chinese government has urged the expansion of pork production as a measure to control rising inflation, due in significant part to rising food costs.  As China’s staple meat, the rising price of pork is expected to attribute 1.6 percentage points to a projected 6.3% CPI inflation in June 2011.  Given continued rising food costs despite five prior interest rate increases by the People’s Bank of China, we anticipate government-supported, higher production going forward in lieu of other macroeconomic measures to attempt to control inflation, which would likely abate further price rises.

We believe that differentiating production on the basis of food safety is an immediate and long-term opportunity in the Chinese hog market.  Following the enactment of food safety laws, we anticipate that the Chinese government will further implement supervisory and investigatory measures to ensure the reliability of China’s food supply.  Accordingly, we expect demand will increase for reliable and safe pork products from verifiable sources.  Given the fractured nature of current Chinese production, we believe processors cannot rely upon quality production and governmental enforcement will be on the rise, as indicated by recent intentional food safety violations involving pork tainted with clenbuterol and melamine.  As a result of these considerations, enhanced regulation and enforcement of food safety is likely, which should encourage the long-term consolidation of production within the industry.

Below is a line graph illustrating the trend of China’s hog prices as a composite amount in the markets we operate.

Hog Production—United States—Coupled with domestic food price inflation, we expect hog prices to remain high as a smaller U.S. sow herd was maintained following a historic low during the first quarter of 2010 due primarily to rising feed costs.

Despite supply concerns centering on plantings, drought and flooding, the price of corn—the central component to the complete animal feed ration—experienced an unexpected price decline during July 2011 following government data indicating that farmers planted the second-highest number of acres since 1944. Though a corn bumper harvest is anticipated, we expect producers to remain cautious in expanding herds, doing so in earnest only following assurance that input costs will decline and remain low. Such expansion will likely occur only after confirmation that the government did not underestimate the impact of climate on the 2011 harvest. Additionally, producers are also considering whether Congress will continue to support ethanol subsidies, which place upward demand pressure on the price of corn. Therefore, with regard to a long-term outlook, we believe our operating environment moving into 2012 will be characterized by slightly higher pork supplies compared to high demand.

Consolidated Results of Operations

The tables below compare our results of operations for the three and six months ended June 30, 2011 and June 30, 2010.

In September 2010, AgFeed acquired M2P2 (“Hog Production—United States segment”).  As a result there are no comparative results to report for the periods presented for this segment.  For presentation purposes the tables provide a separate column for the M2P2 acquisition to readily assist you in understanding the material changes between periods related to this acquisition.

Sales and cost of goods sold:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase (Decrease) Due To		2011	2010	Increase (Decrease) Due To
	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year
	(in thousands)				(in thousands)

Revenues	$85,398	$33,760	$54,843	$(3,205)	$178,385	$80,250	$112,727	$(14,592)

Cost of goods sold	77,312	30,224	51,426	(4,338)	162,419	70,842	104,925	(13,349)

Gross profit	8,086	3,536	3,417	1,133	15,967	9,408	7,802	(1,244)

Three months:

•
Revenue declined $3.2 million reflecting a decline in animal feed volumes due to reduced customer sow breeding herds and hog inventories impacted by continuing health issues offset by an increase in our Legacy hog revenues due to higher market prices for live hogs in combination with the prior year impacts that flooding had on our operations during the 2010 period.

•
Cost of sales reflects lower total costs due to reduced volumes of feed sold offset by higher raw material costs in our animal nutrition segment, while our Legacy hog operations incurred higher costs of raw materials on a comparative basis offset by our prior period results including unusual costs related to market hogs lost as a result of the 2010 flooding.

•
Gross profit for the current period benefited from higher live hog prices, volume induced cost savings related to lower feed shipments and the prior period’s inclusion of unusual costs related to the loss of market pigs due to flooding.

•	Gross profit by our operating segments follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)

Animal feed nutrition	$2,126	$4,768	(2,642)	$4,553	$9,233	(4,680)
Hog production - United States	3,417	-	3,417	7,802	-	7,802
Hog production - China	2,543	(1,232)	3,775	3,612	175	3,437
Total	8,086	3,536	4,550	15,967	9,408	6,559

Six months:

•
Revenues are $14.6 million less than the comparable 2010 period reflecting declines in animal feed volumes due to reduced customer sow breeding herds and hog inventories as well as our prior year results reflecting benefit of a prior year program of purchasing hogs outside of our internal production for growing to market weights.  The decline was lessened by higher market hog prices in 2011 compared to 2010.

•
Cost of goods sold reflects overall lower costs of $13.3 million resulting from reduced volumes of animal feed sold, lesser costs in our Legacy Farm system related to ceasing our program of purchasing pigs outside our internal production for finishing to market weights, and higher costs in 2010 related to the flooding impacts to our Legacy farms offset by higher raw material costs.

•
Gross profit declined $1.2 million primarily due to our animal nutrition segment decline in gross profit of $4.7 million reflecting reduced sales of feed offset by an increase in gross profit in our Hog Production—China segment of $3.5 million primarily reflecting overall higher market prices for live hogs.

•
For Hog Production—United States (“M2P2 Acquisition”), our three-month gross profit declined from the first quarter of 2011 due to reduced marketing of hogs as a result of slower growth rates, because of warm weather, and leveling provisions in our marketing agreement, which favored our first quarter of 2011.

Selling, general and administrative expense (SG&A):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase (Decrease) Due To		2011	2010	Increase (Decrease) Due To
	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year
	(in thousands)				(in thousands)
Selling, general and administrative expense	$21,539	$4,618	$887	$16,034	$28,901	$9,079	$1,626	$18,196

Three months:

•
SG&A costs are higher than 2010 primarily due to credit and collection losses associated with our animal feed nutrition segment in the amount of $14.3 million, with the remaining increase attributable to corporate staffing and amortization charges related to incentive shares awarded to executive management, directors and advisors, expensing of current and capitalized registration costs related to the Registration Statement on Form F-1 due to withdrawal of this filing, and increased accounting, audit, legal and professional fees related to various compliance matters and filings.

Six months:

•
The higher costs in 2011 compared to 2010 are primarily due to credit and collection losses associated with our animal feed nutrition segment in the amount of $15.5 million, with the remaining increases attributable to corporate staffing and amortization of newly awarded incentive shares to executive management, directors and advisors, expensing of current and capitalized registration costs relating to the Registration Statement on Form F-1 due to withdrawal of this filing, and increased accounting, legal and professional fees related to various compliance matters and filings.

Interest and financing costs:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase (Decrease) Due To		2011	2010	Increase (Decrease) Due To
	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year
	(in thousands)				(in thousands)
Interest and financing costs	$996	$140	$760	$96	$1,911	$265	$1,385	$261

Three months:

•
The increase of $96,000 is due to the incurrence of interest related to the acquisition (M2P2) note payable offset by the interest savings related to repayment of our China operating short-term loan and repayment of a convertible note.

Six months:

•
The increase of $261,000 is due to the incurrence of interest related to the acquisition (M2P2) note payable offset by the interest savings related to repayment of our China operating short-term loan and repayment of a convertible note.

•
The line of credit we utilize for working capital to fund our Hog Production—United States segment grew from $44.8 million at March 31, 2011 to $48.5 million at June 30, 2011 giving rise to the increase in quarterly interest and financing costs for the quarter ended June 30, 2011 ($760,000) compared to the quarter ended March 31, 2011 ($625,000), which for the six months equates to $1.4 million.

Income tax expense (benefit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase (Decrease) Due To		2011	2010	Increase (Decrease) Due To
	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year	(unaudited)	(unaudited)	M2P2 Acquisition	Year over Year
	(in thousands)				(in thousands)

Income tax expense (benefit)	$(304)	$641	$-	$(945)	$234	$1,095	$-	$(861)

Three months:

•
The tax benefit is derived primarily through the increase of our deferred tax asset given our ability to offset corporate (Holding Company) losses with the earnings of our Hog Production—United States segment.  The prior year amount relates to taxable earnings of our animal feed nutrition segment.  For the current period our animal feed nutrition segment experienced a significant net loss, which has no associated tax benefit but may provide benefit in the future subject to a range of strategic alternatives we may consider regarding this non-core asset.

Six months:

•	Tax expense declined primarily due to an increase in our U.S. deferred tax benefit, while the prior year tax expense relates solely to the operating income of our animal nutrition segment.

Commitments:

The Company has commitments to expend approximately $2.1 million for construction in process and growing breeder hogs. We expect to expend these funds over the balance of 2011.

Segment Results

Animal Feed Nutrition:

Gross Profit/Volume Table:  Animal feed nutrition

(Dollars in thousands except per metric ton data)	Three Months ended June 30,			Six Months ended June 30,
	2011	2010	% Inc (Dec)	2011	2010	% Inc (Dec)
Volume—Metric Tons (MT)	25,760	33,708	(24)%	63,853	69,848	(9)%
Revenue	$16,741	26,369	(37)%	$40,950	50,659	(19)%
Cost of Sales	$14,615	21,601	(32)%	$36,397	41,426	(12)%
Gross Profit	$2,126	4,768	(55)%	$4,553	9,233	(51)%
Change in gross profit from 2010 period
Due to Price	$(1,518)			$(3,887)
Due to Volume	$(1,124)			$(793)
	$(2,642)			$(4,680)
Changes from 2010 period
Revenue per MT increase (decrease)	$(132)			$(84)
Cost per MT increase (decrease)	$(73)			$(23)
Gross Profit per MT increase (decrease)	$(59)			$(61)

Three months:

•
Revenues declined 37% driven by reduced levels of customer sows and hogs reflecting the impact of disease as well as delays to expand or replace production stock due to the high cost of feed raw materials and replacement animals.

•	In aggregate, revenues per metric ton declined $132 in the 2011 period compared to 2010.
•	Cost of sales declined 32% reflecting reduced sales volumes and a product-mix shift toward emphasizing pre-mix and concentrates while corn is at high prices. Our cost per metric ton decreased $73.
•
Gross profit declined $2.6 million.  Of this, $1.5 million primarily relates to price and cost drivers reflecting the competitive market challenges we experienced to pass along increasing raw material and transport costs in our product pricing in order to retain market share.  The remaining $1.1 million is due to overall reduced volume sales.

•
During the quarter we began shifting our product mix to emphasize concentrates and pre-mix products, while we develop less cost alternative complete feeds and expand our purchasing channels given the high price of corn.

Six months:

•
Revenues declined 19% reflecting a progression of adverse market conditions, which commenced in the second quarter of 2010 and continue to perpetuate causing our customers to carry reduced levels of sows and market hogs on feed as the result of disease-driven impacts to production and delays in recovery through breeding hog and market hog expansion and replacement due to the high cost of replacement animals and the high costs of raising hogs to market weights.

•	In aggregate, revenues per metric ton declined $84 in the 2011 period compared to 2010.

•	Cost of sales declined 12% reflecting reduced sales volumes and an overall re-emphasis on pre-mix and concentrates products, while corn is at high prices.
•
Gross profit declined $4.7 million of which $3.9 million is attributable to price and cost drivers reflecting the market challenges we experienced to pass along increasing raw material and transport costs in our product pricing to remain competitive and retain market share, while $0.8 million is attributable to volume drivers.

Selling, general & administrative expense (SG&A):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)
Selling, general & administrative expense	$16,354	$1,806	$14,548	$19,615	$3,603	$16,012

Three months:

•
In response to the deteriorating quality of credit issued to customers as a result of continuing operating pressures brought about by consistently rising costs of feed raw materials (corn and soybean meal), farm labor, disease recovery and high market prices for piglets needed to maintain and expand herds, we have incurred a non-cash charge of $14.3 million to our earnings in the quarter ended June 30, 2011. This non-cash charges equates to a $9.2 million expense related to collection of accounts receivable and an increase of $5.1 million to our bad debt provision. Our provision for bad debts now stands at $7.0 million.

Six months:

•
Of the increase of $16.0 million, $15.5 million relates to charges we have taken against our receivables due to deteriorating credit quality brought about by the cumulative market and operating challenges encountered by our customers.  These challenges include recovery from disease outbreaks, persistent increasing costs of feed raw materials (corn and soybean meal), higher farm labor costs and high market prices for piglets needed to maintain and expand herds.

Operating profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)
Operating profit	$(14,227)	$2,963	$(17,190)	$(15,063)	$5,630	$(20,693)

Three Months:

•
Operating profit declined $17.2 million compared to the prior year period due to the aggressive position we have taken regarding collectability of our accounts receivable resulting in a charge to earnings of $14.3 million.

•	Without impact of the charge related to our credit and collection losses, the current quarter would have reflected a slight operating profit.

Six Months:

•
Operating profit declined $20.7 million compared to the prior year period due to cumulative charges of $15.5 million for credit and collection losses, reduced volume sales of our feed due to lower herd and hog inventories of our customers, competitive market forces preventing us from passing along increased costs of our raw materials and a shift in our product mix in response to the market challenges we are facing.

•	Removing the cumulative charges for our credit and collection losses, our 2011 year-to-date operating profit would be approximately $500,000.

Income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)

Income tax expense	$82	$641	$(559)	$217	$1,095	$(878)

Three and six months:

•	Tax expense declined due to prior year profitability versus the current period.

Hog production – China:

Gross Profit/Volume Table:  Hog Production—China

(Dollars in thousands, except per hog data)	Three Months ended June 30,			Six Months ended June 30,
	2011	2010	Inc (Dec)	2011	2010	Inc (Dec)
Volume—Hogs	68,054	72,883	(4,829)	137,097	219,630	(82,533)
Revenue	$13,814	7,391	6,423	$24,708	29,591	(4,883)
Cost of Sales	$11,271	8,623	2,648	$21,096	29,416	(8,320)
Gross Profit	$2,543	(1,232)	3,775	$3,612	175	3,437
Change in gross profit from 2010 period
Due to Price	$3,693			$3,503
Due to Volume	$82			$(66)
	$3,775			$3,437
Revenue per hog	$203	101	102	$180	135	45
Cost per hog	$166	118	48	$154	134	20
Gross profit per hog	$37	(17)	54	$26	1	25

Three Months:

•
Revenues for the period ended June 30, 2011 of $13.8 million exceeded prior year revenues by $6.4 million representing an 86.5% increase.  Historically high live hog prices compared to prior year prices, which were at historical lows, brought about a doubling of our revenue per hog offset by a decline in marketed hogs of 4,829 head.

•
Cost of sales increased $2.6 million in the current period versus the prior year period.  On a per hog basis, our cost increased $47 per hog or 40% primarily driven by higher feed costs, but offset by marketing pigs at lighter weights to re-establish market hog flows while live hog market prices are high.

•	Gross profit improved $3.8 million reflecting a $54 margin per pig improvement compared to the prior year.

Six months:

•
Revenues for the 2011 period are $4.9 million less than 2010.  This is primarily due to the decline in market hogs sold of 82,533 and offset by an increase of $45 per marketed pig.   In the 2010 period, we were active in the purchase of hogs from outside our system for the purpose of finishing these hogs to market weights at a profit.  We discontinued this program at the end of the first quarter of 2010.

•
Cost of sales declined $8.3 million due to discontinuance of our hog finishing program in the first quarter of 2010 offset by increased costs of raising an hog primarily attributable to higher feed costs.  Per hog costs increased $20 per hog from $134 in 2010 to $154 in 2011.

•	Gross profit improved $3.4 million primarily driven by increases in market prices for live hogs.

Operating Profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)

Operating profit	$1,310	$(2,755)	$4,065	$1,171	$(2,526)	$3,697

Three Months:

•
During the current quarter our Legacy farms, excluding discontinued operations reflected an operating profit of $1.3 million versus a prior period loss of $2.8 million.  The profit is after taking a charge of $793,000 for closing a farm in Guangxi Province and relocating the herd to another farm.

•	The operating profit is primarily due to a net improvement of $54 received per marketed hog, reflecting the doubling of live hog prices between the periods.

Six months:

•
Our $3.7 million increase in operating profit is attributable to a $25 per marketed hog margin increase supported by our abilities to respond and recover from health and bio-security issues toward re-establishing consistent market flows of hogs from our farms.

Hog Production—United States:

Gross Profit/Volume Table:  Hog Production—United States

(Dollars per thousand, except per hog data)	Three Months ended			Six Months ended
	30-Jun-11	31-Mar-11	Inc (Dec)	30-Jun-11
Volume—Hogs	301,369	333,792	(32,423)	635,161
Revenue	$54,843	57,884	(3,041)	$112,727
Cost of Sales	$51,426	53,499	(2,073)	$104,925
Gross Profit	$3,417	4,385	(968)	$7,802
Revenue per hog	$182	173	9	$177
Cost per hog	$171	160	10	$165
Gross profit per hog	$11	13	(2)	$12

Cost of goods sold is down $2.1 million compared to the quarter ended March 31, 2011 reflecting the lower number of hogs marketed and retaining the hogs in production longer due to the slower growth rate. Given we do not have prior year data to compare, the above table presents a sequential quarter comparison. Revenue generated for the three months ending June 2011 of $54.8 million reflects a $3.0 million decline from the quarter ended March 31, 2011. We attribute this to slower growth rates of our market hogs due to warmer temperatures, which have the effect of delaying the marketing of these hogs until they reach targeted weights.

Interest and financing costs:
	Three Months Ended			Six Months Ended
	30-Jun-11	31-Mar-11		30-Jun-11
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)
(in thousands)
Interest and financing costs	$760	$625	$135	$1,385

The line of credit we utilize for working capital to fund our Hog Production—United States segment grew from $44.8 million at March 31, 2011 to $48.5 million at June 30, 2011 giving rise to the increase in quarterly interest.

Western Style Hog Farms:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)
Selling, general & administrative expense	$770	$315	$455	$1,068	$532	$536

We entered into agreements for the construction of farms in Dahua, Guangxi Province in China in the fall of 2009.  We are in the final stages of completing the construction and stocking of this farm with 5,000 female hogs (gilts) that will become our breeding herd and begin producing offspring in the third quarter and reach market weights in the first quarter of 2012.  We have also begun construction activities at our Xinyu, Jiangxi Province site.  Until we commence bringing hogs to market, this operating segment will primarily incur operating expenses.  It will continue to capitalize costs related to construction as well as establishing our gilts as breeding sows.

Holding Company:

Under this category, we capture the costs of United States based executive management and operating expenses including corporate staff, director fees and expenses, amortization charges related to incentive shares awarded to executive management, directors and advisors, insurance and expenses related to corporate governance and compliance, such as accounting, auditing, legal, SOX compliance and professional fees.

Selling, general and administrative expenses (SG&A):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)
Selling, general & administrative expense	$2,295	$974	$1,321	$4,150	$2,243	$1,907

The increase is described in the line items below:

		Three	Six
		Months	Months
o	China legal and consulting	$0.1	$0.1
o	US legal and consulting	0.3	0.4
o	Expense capitalized F-1 charges	0.3	0.3
o	Accounting, audit, tax, compliance	0.4	0.6
o	Stock-based compensation	(0.1)	0.1
o	Other	0.3	0.4

	Total	$1.3	$1.9

Interest and financing costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(unaudited)	(unaudited)	Increase (Decrease)	(unaudited)	(unaudited)	Increase (Decrease)
	(in thousands)			(in thousands)
Interest and financing costs	$192	$43	$150	$412	$85	$327

Three months:

•	In the current period, we are only incurring interest charges related to the acquisition (of M2P2) note, which is paid quarterly.

Six months:

•	We have incurred two quarters of interest charges related to the acquisition note in addition to interest related to a convertible note, which was settled in the first quarter of 2011.

Discontinued operations:

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

For the three months ended June 30, 2011, the Jiangxi operating segment generated an operating loss of $1.7 million and a year-to-date loss of $2.4 million.  The loss was generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$660,619	$3,901,579	$2,791,028	$10,270,790
Cost of goods sold	2,621,784	4,878,683	4,576,498	10,800,649
Gross profit	(1,961,165)	(977,104)	(1,785,470)	(529,859)
Operating expenses	257,884	307,966	887,003	640,756
Loss from operations	(2,219,049)	(1,285,070)	(2,672,473)	(1,170,615)
Non-operating income (expense)	474,807	(97,095)	247,186	(168,831)
Loss before taxes	(1,744,242)	(1,382,165)	(2,425,287)	(1,339,446)
Income tax expense	-	-	-	-
Net loss	$(1,744,242)	$(1,382,165)	$(2,425,287)	$(1,339,446)

To date, all farms in the Jiangxi operating segment have been depopulated of breeding sows and market hogs or we have transferred operations through negotiated settlements.  Of the depopulated farms, we have one remaining where final closure negotiations have reached an impasse.  At this time, we are assessing the merits of claims and counterclaims that have been asserted in the course of our negotiations.  Our previously reported results recorded a full write-down of our long-term assets related to this property and would provide a position of leverage as negotiations resume.

Liquidity and Capital Resources

At June 30, 2011, we had $10.8 million in cash and cash equivalents on hand.

During the year ended December 31, 2010, we issued 5,029,762 shares of our common stock in connection with the Equity Credit Agreement for gross proceeds of $13.0 million to finance the cash component of the consideration paid in connection with the acquisition of M2P2.

During the six months ended June 30, 2011, we issued 10,846,850 shares of our common stock in connection with the Equity Credit Agreement for gross proceeds of $16.6 million used to finance the Western style hog farms and pay our U.S. holding company expenses.
In May 2011, we repaid short-term loans of $4.6 million that were collateralized by building and equipment.  These loans were not renewed for new short-term loans as was done in the prior year.  As a result or our acquisition of M2P2, we assumed a line of credit and long-term notes with outstanding balances at June 30, 2011 of $48.5 million and $15.6 million, respectively. The line of credit is a $65 million senior revolving loan facility that expires on June 1, 2012. The first $25 million borrowed under the facility bears interest at 3.95%; and the remaining amount borrowed under the facility bears interest at the 1-month LIBOR plus 3.00% (3.25% at June 30, 2011).  This facility is collateralized by substantially all of the assets of our M2P2 subsidiary and has various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements. The long-term debt assumed with our acquisition of M2P2 bears interest ranging from 5.00% to 5.25%. These long-term debt borrowings are collateralized by substantially all of the assets of M2P2 and have various restrictive covenants, including, but not limited to, certain restrictions on distributions, maintenance of a minimum net worth and other financial covenant requirements. In connection with our acquisition of M2P2, we issued a promissory note payable to the sellers in the amount of $9.6 million. The note bears interest at a rate of 8.0% per year, with interest payable quarterly in cash on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2010. We are required to make interest only payments until June 30, 2012 and thereafter we will make amortizing principal and interest payments with the last payment due on September 30, 2020. We granted the seller a perfected first-priority lien on, and security interest in, all of the outstanding equity interests of M2P2 as collateral security for our obligations on the promissory notes.

During the six months ended June 30, 2011, we used $3.6 million of cash from our operating activities. The cash used was primarily a result of the net loss, net of non-cash expenses including depreciation, amortization and stock issuances, an increase in accounts receivable and inventory, offset by decrease in accrued expenses.

We used $14.4 million in investing activities during the six months ended June 30, 2011 for the acquisition of property and equipment primarily in connection with the development of our western-style farms in both Dahua and Xinyu.

We generated $16.2 million in cash from financing activities as a result of issuing stock providing gross proceeds of $16.6 million through the Equity Credit Agreement and borrowing $6.3 million from our line of credit, offset by the repayment of our convertible debenture, notes payable and short-term loans in the amounts of $1.0 million, $1.1 million and $4.6 million, respectively.

At June 30, 2011, our accounts receivable balance was $13.2 million, a decrease of $8.6 million from December 31, 2010.  Our accounts receivable and reserves for doubtful accounts are substantially representative of our credit dealings with animal nutrition customers. We age our receivables into traditional 30-day buckets and monitor the customers and balances on a regular basis. Generally we use a formula-based analysis to more broadly assign collection risk to our aging groups primarily over 90 days past due, subject to specific customer review. This formula-based approach applies a declining percentage of collectability to each bucket-aging category at least 90 days past due as the past due days increase.  In the current year, however, we placed greater reliance on individual customer assessment and then applied an overall factor of collection as we believe we are experiencing a new set of market dynamics exacerbated by the reorganization of our Animal feed nutrition segment, cash constraints of our long-standing customers related to increasing feed raw material costs and herd expansion initiatives.  In the current year, the increase in the accounts receivable reserve includes approximately of $9.2 million related to the collection of outstanding accounts receivable in our animal nutrition business and an additional $6.3 million of bad debt allowance.   The operating pressures facing our customers has led management to increase accounts receivable reserves due to concerns regarding credit quality. The below table analyzes the change in our accounts receivable reserve from December 31, 2010 to June 30, 2011:

Balance, December 31, 2010	$707,968
Additions	15,484,448
Write-offs of uncollectible accounts	(9,147,649)
Balance, June 30, 2011	$7,044,767

Our liquidity requirements

Present operating segments;

To conduct our operations related to Animal feed nutrition, Hog Production—China and Hog Production-United States, we intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment, purchase of raw materials, and the expansion of our business, through cash flow provided by these operations.  You should note that our Hog Production—United States utilizes a line of credit for its working capital needs.  This line of credit is due to expire June 1, 2012 with a lender that we have a long history with and understands our business model.

United States holding company, Western style hog farms and proposed Harvesting/Processing acquisitions:

Our liquidity requirements related to our U.S. holding company and development of our Western style hog farms have historically been funded through the capital markets and our Equity Purchase Agreement.  Our holding company expenditures have been running at a cash rate approximating $600,000 per month, which we are reviewing for strategic necessity in accordance with our current operations and strategic direction.

 Funding our Western style hog farms through China bank debt are challenging, given the credit tightening actions of the Chinese Central Government and lack of credit history and cash flows from the project.  As these farms produce cash flows, we expect they will also give us access to local debt markets in China as an alternative financing channel.

We have current commitments to expend approximately $2.1 million for construction in process and growing breeder hogs related to our Western style hog farms, which we expect to expend over the remainder of 2011.  Our Dahua project is in the final stage of completing construction of non-farm buildings, while we have simultaneously completed the stocking of 5,000 breeding females and supporting boar stud.  We expect this farm to begin generating cash flows in the spring 2012, with its current funding requirements related to completing construction and providing the working cash needed for feed and labor to establish breeding sows and market hog inventory.  Our Xinyu project, however, is in the first phase of its construction plans, which call for completion of one sow farm (5,000 breeding sows) and supporting facilities in the spring 2012.  It will be approximately one year later (spring 2013) that this farm will begin selling market hogs and generating its own cash flows.  For construction efficiency and cost savings, subject to funding, our plans call for overlapping construction of a second sow farm in Xinyu, which will then begin generating cash flows approximately one year after that.

For the short-term, we anticipate using our Equity Purchase Agreement to fund our needs, while we pursue long-term financing of our proposed acquisitions of PRF and KCS.  Completing the acquisitions of PRF and KCS will provide a base of US domiciled cash flow, which will further provide opportunities to balance our capital structure through greater use of debt and secure funding of our capital requirements into 2012.

Approximately 37% our revenues for the six months ended June 30, 2011 were denominated in RMB. There is no assurance that exchange rates between the RMB and the USD will remain stable. The PRC has recently commenced a program of controlling appreciation of the RMB.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. We evaluate our ending inventories for estimated excess quantities and obsolescence. Our evaluation includes the analysis of future sales demand by product, within specific time horizons. Inventories in excess of projected future demand are written down to net realizable value. In addition, we assess the impact of changing technology on inventory balances and writes-down inventories that are considered obsolete. Inventory obsolescence and excess quantities have historically been minimal.

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

Property and Equipment. Useful lives of property and equipment are based on historical experience and industry norms. Changes in useful lives due to changes in technology or other factors can affect future depreciation estimates.

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

In 2010, we recognized goodwill impairment charges of $21 million. Significant assumptions are used in determining the fair value of reporting units and goodwill, including discount rates and future projected cash flows.  Management believes the assumptions used are reasonable, however, changes in these assumptions could materially modify the reported amounts of goodwill and any related impairment charges.

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

Currency Fluctuations and Foreign Currency Risk

A large portion of our operations outside the United States are conducted in the PRC.  Our sales and purchases conducted within the PRC are in RMB, which is the official currency of the PRC.  The effect of the fluctuations of exchange rates is considered minimal to our business operations.

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

Credit Risk

We have experienced significant credit risk in the current year.  Our receivables are monitored regularly by our credit managers.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our chief executive officer and chief financial officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective at June 30, 2011.

As described in Item 9A in our annual report on Form 10-K for the year-ended December 31, 2010, management had identified material weaknesses associated with internal controls related to (i) the review of US GAAP financial statements and (ii) the monitoring of the adequacy of accruals over certain payroll-related expenses at the hog companies.  To remediate these weaknesses, management has hired additional personnel skilled in consolidation of international and domestic subsidiaries, is currently implementing a consolidation software program at its U.S. headquarters to accept direct financial data from its subsidiary’s computer systems, and is planning additional training sessions covering PRC and US GAAP differences to be presented in the fourth quarter timeframe by a recognized accounting firm to financial and accounting personnel down to the regional finance manager level. Management has engaged Chinese legal counsel to assist us in determining appropriate accruals based on provincial and local requirements, which are both complex and varied. We are in receipt of counsel’s recommendations and are reviewing them for implementation.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

AgFeed Industries, Inc.

August 9, 2011	By:	/s/ John A. Stadler

John A. Stadler Interim Chief Executive Officer (Principal Executive Officer)

August 9, 2011	By:	/s/ Clayton T. Marshall

Clayton T. Marshall Chief Financial Officer (Principal Financial and Accounting Officer)